Form 10-K
period 1993-12-31
SIGNET BANKING CORP
filed 1994-03-30
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   Form 10-K



[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1993
[     ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required). For the transition period from ____________ to ____________.

Commission File No. 1-6505


                           SIGNET BANKING CORPORATION
               (Exact name of registrant as specified in its charter)


            Virginia                               54-6037910
(State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                       Number)


     7 North Eighth Street                             23219
       Richmond, Virginia                            (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code:  (804) 747-2000


Securities registered pursuant to Section 12(b) of the Act:

     Common Stock, $5 Par Value            New York Stock Exchange

     Rights to Purchase Series A
       Junior Participating Preferred
       Stock, $20 par value                  New York Stock Exchange
       (Title of each class)              (Name of each exchange on which
                                                     registered)


Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1994: *

Common Stock, $5 Par Value - $1,937,584,250

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1994:

Common Stock, $5 Par Value - 56,709,912



* In determining this figure, the Registrant has assumed that the executive officers of the Registrant, the Registrant's directors, and persons known to the Registrant to be the beneficial owners of more than five percent of the Registrant's Common Stock, that directly or indirectly control the Registrant, are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the annual report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I, II and IV.

2. Portions of the proxy statement for the annual shareholders' meeting to be held on April 26, 1994 are incorporated by reference into Part III.

                                     PART I

ITEM 1.   BUSINESS.

General

     The Registrant is a registered bank holding company, incorporated in Virginia in 1962, and had consolidated assets of $11.8 billion as of December 31, 1993. On the basis of total assets and deposits at December 31, 1993, the Registrant is the second largest banking organization headquartered in Virginia. The Registrant provides interstate financial services through three principal subsidiaries: Signet Bank/Virginia, headquartered in Richmond, Virginia; Signet Bank/Maryland, headquartered in Baltimore, Maryland; and Signet Bank N.A., headquartered in Washington, D.C.

     The Registrant is engaged in the general commercial and consumer banking business through its three principal bank subsidiaries, which are members of the Federal Reserve System. The bank subsidiaries provide financial services through banking offices located throughout Virginia, Maryland and Washington, D.C. and a 24-hour full-service Telephone Banking Center. Signet is a major issuer of credit cards nationwide, offering a broad spectrum of card products designed to meet the unique needs of differing market segments. Signet Bank/Virginia owns a commercial bank operating in the Bahamas. International banking operations are conducted through foreign branches of Signet Bank/Virginia and Signet Bank/Maryland. Service subsidiaries are engaged in writing insurance in connection with the lending activities of the banks and bank-related subsidiaries and owning real estate for banking premises. Other subsidiaries are engaged in trust operations, various kinds of lending and leasing activities, insurance agency activities, mortgage lending, certain investment banking activities and broker and dealer activities relating to certain phases of the domestic securities business.

     As of December 31, 1993, the Registrant and its subsidiaries employed 5,753 full-time and 1,386 part-time employees.

Domestic Banking Operations

     Signet Bank/Virginia, incorporated under the laws of Virginia, had assets of $9.0 billion at December 31, 1993. Signet Bank/Maryland, incorporated under the laws of Maryland, had assets of $3.2 billion at December 31, 1993. Signet Bank N.A., incorporated under the laws of the United States, had assets of $624 million at December 31, 1993. The bank subsidiaries provide all customary banking services to businesses and individuals.

Domestic Trust Operations

     Trust operations are administered by Signet Trust Company, a subsidiary of the Registrant which presently operates four offices in Virginia, one office in Maryland and one office in Washington, D.C.

International Banking Operations

     International banking operations are conducted through Signet Bank/Maryland's and Signet Bank/Virginia's international divisions and through Signet Bank (Bahamas), Ltd., a subsidiary of Signet Bank/Virginia.

     Signet Bank/Virginia and Signet Bank/Maryland also conduct international banking operations through foreign branches located in the Bahamas and Cayman Islands, respectively.

     International banking is subject to special risks such as exchange controls and other regulatory or political policies of governments, both foreign and domestic. Currency devaluation is an additional risk of international banking; however, substantially all of the Registrant's international assets are repayable in U.S. dollars.

Domestic Bank-Related Activities

     Signet Commercial Credit Corporation, a wholly-owned subsidiary of the Registrant, is engaged in bank-related activities in the United States. It makes loans that are often secured by inventory, accounts receivable or like security and are generally structured on a revolving basis.

     Signet Insurance Services, Inc. and Signet Insurance Services, Inc./Maryland, wholly-owned subsidiaries of the Registrant, provide, as agents, a full line of life and property/casualty insurance coverage for both individuals and business enterprises.

     Signet Mortgage Corporation, a wholly-owned subsidiary of Signet Bank/Virginia, engages in the business of originating, servicing, and selling mortgage loans.

     Signet Leasing and Financial Corporation, a wholly-owned subsidiary of Signet Bank/Maryland, engages in diversified equipment lease financing activities (excluding passenger automobiles) for commercial customers primarily in Maryland and the Mid-Atlantic region.

     Signet Financial Services, Inc., formerly Signet Investment Corporation, a wholly-owned subsidiary of the Registrant, acts as a broker and dealer in certain phases of the domestic securities business.

     Signet Investment Banking Company, a wholly-owned subsidiary of the Registrant, is engaged in certain investment banking activities.

Competition

     The Registrant is subject to substantial competition in all phases of its business. Its banks compete not only with other commercial banks but with other financial institutions, including brokerage firms, savings and loan associations and savings banks, credit unions, consumer loan companies, finance companies, insurance companies and certain governmental agencies.

     The Registrant's non-banking subsidiaries also operate in highly competitive fields and compete with organizations substantially larger than themselves.

     See "Regulation" below for a discussion of legislation which has increased competition in the markets served by the Registrant.

Government Policy

     The earnings of the Registrant are affected not only by general economic conditions but also by the policies of various governmental regulatory authorities. In particular, the Federal Reserve System regulates money and credit conditions in order to influence general economic conditions, primarily through open market transactions in U.S. Government securities, varying the discount rate on member bank borrowings and setting reserve requirements against member bank deposits. These policies have a significant influence on overall growth and distribution of bank loans, investments and deposits, and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve monetary policies have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. The Registrant cannot accurately predict the effect such policies may have in the future on its business and earnings.

Capital Guidelines

     The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has adopted final risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock less disallowed intangibles, including goodwill ("Tier I capital"). The remainder may consist of qualifying subordinated debt, other preferred stock and a limited amount of the loan loss allowance. At December 31, 1993, the Registrant's Tier I and total capital ratios were 11.12 percent and 15.02 percent, respectively.

     In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are generally required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points.
The Registrant's leverage ratio at December 31, 1993 was 8.13 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will continue to consider a "tangible Tier I leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

     Each of the Registrant's subsidiary banks is subject to similar capital requirements adopted by the appropriate federal bank regulator. Following are the capital ratios for the Company's three principal subsidiaries at December 31, 1993:


Ratio          Signet Bank/Virginia   Signet Bank/Maryland  Signet Bank N.A.
Tier I               9.26%                   10.82%              19.28%
Total Capital       11.74                    13.38               20.57
Leverage             6.84                     6.75                9.02

     Failure to meet capital guidelines could subject a national or state member bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

     Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule. For further discussion, refer to the portions of the 1993 Annual Report to Shareholders incorporated by reference herein (Exhibit 13.1).

Supervision

     Signet Bank/Virginia and Signet Bank/Maryland are supervised and regularly examined by the Federal Reserve Board and by the Bureau of Financial Institutions of the Virginia State Corporation Commission or the Maryland Bank Commissioner. Signet Bank N.A. is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Each of such banking subsidiaries is subject to regulation and examination by the Federal Deposit Insurance Corporation. The Registrant is also subject to examination by the Federal Reserve Board.

     The Registrant's non-banking subsidiaries are supervised by the Federal Reserve Board. In addition, Signet Insurance Services, Inc. and Signet Insurance Services, Inc./Maryland are subject to insurance laws and regulations of Virginia and Maryland, respectively, and the activities of Signet Financial Services, Inc. are governed by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities laws.

Regulation

     The Registrant is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act restricts the activities of the Registrant and requires prior approval of the Federal Reserve Board of any acquisition by the Registrant of more than 5% of the voting shares of any bank or bank holding company, any acquisition of all or substantially all of the assets of a bank and any merger or consolidation with another bank holding company. Under the BHC Act, the Registrant may not acquire any domestic bank located outside of Virginia unless such acquisition is specifically authorized by statute in the state where the bank is located. (See the discussion of interstate banking legislation below.) The BHC Act also prohibits the Registrant from engaging in any business in the United States other than that of managing or controlling banks or businesses closely related to banking, or of furnishing services to or performing services for subsidiaries and, with certain limited exceptions, from acquiring more than 5% of the voting shares of any company. The Federal Reserve Board generally follows a restrictive policy in permitting the entry of bank holding companies and other bank affiliates into domestic and foreign bank-related activities. Further, under Section 106 of the 1970 Amendments to the BHC Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service. Federal law imposes limitations on the ability of the Registrant and its subsidiaries to engage in certain phases of the domestic securities business.

     The Registrant is a bank holding company and is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of the Registrant's revenues are interest income derived from loans to and deposits in subsidiaries and dividends the Registrant receives from its subsidiaries. The right of the Registrant to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary. Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. There are also a number of federal and state legal limitations on the extent to which Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. may pay dividends or otherwise supply funds to the Registrant or its affiliates. The prior approval of the appropriate federal bank regulator is required if the total of all dividends declared by a national bank or state member bank in any calendar year will exceed the sum of such bank's net profits, as defined by the regulators, for the year and its retained net profits for the preceding two calendar years. In addition, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting losses and bad debts in excess of the allowance for loan and lease losses. The payment of dividends by the Registrant and its banking subsidiaries may also be affected or limited by other factors, such as the
requirement to maintain adequate capital above regulatory minimums.   In
addition, the appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the Office of the Comptroller of the Currency have each indicated that banking organizations should generally pay dividends only out of current operating earnings. Under applicable regulatory restrictions, all of the Registrant's banking subsidiaries were able to pay dividends to the Registrant as of January 1, 1994.

     Under federal law, Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Registrant or any non-bank subsidiary or take their securities as collateral for loans to any borrower. In addition, federal law requires that certain transactions between Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. and their affiliates, including sales of assets and furnishing of services, must be on terms that are at least as favorable to the banks as those prevailing in transactions with independent third parties.

     Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. are subject to various statutes and regulations relating to required reserves, investments, loans, acquisitions of fixed assets, interest rates payable on deposits, requirements for meeting community credit needs, transactions among affiliates and the Registrant, mergers and consolidations, and other aspects of their operations.

     Virginia, Maryland and the District of Columbia have each adopted interstate banking statutes under which bank holding companies located in certain other states (primarily Southeastern states) may acquire banks or bank holding companies located in Virginia, Maryland or the District of Columbia, as applicable, provided the laws of the state in which the bank holding company making the acquisition has its principal place of business permit bank holding companies located in Virginia, Maryland or the District of Columbia, as applicable, to acquire banks and bank holding companies in that state. In addition, a number of other states have adopted interstate banking statutes that permit bank holding companies located in Virginia, Maryland or the District of Columbia to acquire out-of-state banks or bank holding companies, either on a reciprocal basis or without regard to reciprocity. Many of these statutes, and many of the interstate banking statutes referred to above, contain provisions which could restrict acquisitions by the Registrant of out-of-state banks or bank holding companies and, conversely, acquisitions of the Registrant by out-of-state banks or bank holding companies.

     On February 23, 1994, the Virginia General Assembly passed legislation which amends Virginia's interstate banking statutes to allow Virginia bank holding companies to acquire banking institutions located in any state with reciprocal national banking laws and out-of-state bank holding companies to acquire Virginia banking institutions if the laws of the out-of-state bank holding company's home state permit acquisitions of banking institutions in that state by Virginia bank holding companies under the same conditions. The new legislation has not yet been signed by the Governor of Virginia. If signed by the Governor, it will become effective July 1, 1994.

     Other provisions of Maryland law affect the competitive posture of Maryland banks. Under Maryland law, an out-of-state bank holding company, regardless of location, may establish new banks in Maryland that may compete generally with Maryland banks, provided certain capital investment and employment requirements are met and, unless otherwise waived, the out-of-state bank holding company agrees to locate the headquarters of the new Maryland bank in a designated enterprise zone.
     Maryland law allows branching, subject to regulatory approval. Virginia law provides that a bank may establish new branches, subject to regulatory approval, anywhere in the state. District of Columbia law allows branching by District of Columbia banks within the District, subject to regulatory approval.


     The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), enacted August 9, 1989, contains a number of provisions which directly or indirectly affect the activities of federally insured national and state-chartered commercial banks.

     FIRREA made a number of important changes in the deposit insurance system. FIRREA established separate insurance funds for banks (the Bank Insurance Fund ("BIF")) and savings associations (the Savings Association Insurance Fund) to be managed by the Federal Deposit Insurance Corporation (the "FDIC"). All national and state-chartered commercial banks that were insured by the FDIC at the time of the enactment of FIRREA were automatically insured by BIF.

     FIRREA allows the FDIC to recover from a depository institution for any loss or anticipated loss to the FDIC that results from the default of a commonly controlled insured depository institution or from assistance provided to such an institution. Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. are commonly controlled for purposes of this provision. The FDIC's claim for loss reimbursement under the "cross-guaranty" provisions is superior to any claims of shareholders of the liable institution or any claims of affiliates of such institution (other than claims on secured debt that existed as of May 1, 1989). The FDIC's claim is subordinate to the claims of depositors, third party secured creditors, senior and general creditors and holders of subordinated debt other than affiliates.

     FIRREA gives the Federal Reserve Board specific authority to permit the acquisition of healthy, as well as failing, savings associations by a bank holding company under the BHC Act.

     FIRREA enhances the enforcement powers of the federal banking regulators, increases the penalties for violations of law and substantially revises and codifies the powers of receivers and conservators of depository institutions. The receivership and conservatorship provisions of FIRREA include a statutory claims procedure and provisions which confirm the powers of the FDIC to obtain a stay of pending litigation and to repudiate certain contracts or leases. The Crime Control Act of 1990, enacted November 29, 1990, also contains a number of provisions which enhance the enforcement powers of the federal banking regulators and increase the penalties for violations of law.

     Under the National Bank Act, if the capital stock of a national bank, such as Signet Bank N.A., is impaired by losses or otherwise, the Office of the Comptroller of the Currency is authorized to require payment of the deficiency by assessment upon the bank's shareholders, prorata, and to the extent necessary, if any such assessment is not paid by any shareholder after three months notice, to sell the stock of such shareholder to make good the deficiency. Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each of such subsidiaries. This support may be required at times when, absent such Federal Reserve Board policy, the Registrant may not find itself able to provide it.

     The Registrant's subsidiary banks are subject to FDIC deposit insurance assessments. FIRREA requires that the FDIC reach an insurance fund reserve for the BIF of $1.25 for every $100 of insured deposits. If the reserve ratio of the BIF is less than the designated reserve ratio, the FDIC is required to set assessment rates sufficient to increase the ratio to the required ratio, and is authorized to impose special additional assessments.
A significant increase in the assessment could have an adverse impact on the Registrant's results of operations. See discussion below under Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), for further information on the risk-based insurance assessment system adopted by the FDIC.

     In December 1991, FDICIA was enacted. FDICIA substantially revises the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

     FDICIA requires the federal banking agencies to take "prompt corrective action" with depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 1993, all three of the Registrant's banks met the "well capitalized" criteria.

     A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in regulations. The critical capital level must be a level of tangible equity equal to not less than two percent of total assets and not more than 65 percent of the minimum leverage ratio to be prescribed by regulation (except to the extent that two percent would be higher than such 65 percent level). An institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. For a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     Under FDICIA, an institution that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, "pass through" insurance coverage may not be available for certain employee benefit accounts.

     FDICIA restated Section 22(h) of the Federal Reserve Act, a statutory provision which, among other points, restricts the amounts and terms of extensions of credit which may be made by a bank to its executive officers, directors, principal shareholders (collectively, "insiders"), and to their related interest. In addition to limitations previously in place, FDICIA requires a bank, when lending to insiders, to follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions by the bank with persons outside the bank. Directors and their related interests are now subject to the same aggregate lending limits previously applicable to executive officers and their principal shareholders and their related interests; further, the amount a bank can lend in the aggregate to insiders, and to their related interests, is limited to an amount equal to the bank's unimpaired capital and surplus. Insiders are also prohibited from knowingly receiving, or knowingly permitting their related interests to receive, any extension of credit not authorized by Section 22(h) of the Federal Reserve Act.

     Under FDICIA, each insured depository institution will be required to submit annual financial statements to the FDIC, its primary federal regulatory, and any appropriate state banking supervisor and a report signed by the chief executive officer and chief accounting or financial officer which contains (i) a statement of management's responsibilities for preparing financial reports, establishing and maintaining an adequate internal control structure, and complying with laws and regulations relating to safety and soundness, and (ii) an assessment of the effectiveness of such structures and compliance effort. The institution's independent public accountant will then be required to attest to and report separately on the assertions of the institution's management.

     Under FDICIA, the appropriate federal banking agencies have issued regulations requiring insured depository institutions to have annual independent audits (which can be performed only by accounting firms which have, among other points, agreed to provide related working papers, policies and procedures to the FDIC, and the appropriate federal and state banking authorities, if so requested). In the case of institutions that are subsidiaries of holding companies, the audit requirement can be met by an audit of the holding company. The accountants must issue reports in compliance with generally accepted accounting principles and FDICIA. The scope of the audit shall include a review of whether the financial statements of the institution are presented fairly in accordance with generally accepted accounting principles and whether they comply with such other disclosure requirements as the federal banking agencies may prescribe. Also, the accountants must apply procedures agreed upon by the FDIC to determine objectively if an institution is in compliance with laws and regulations. Institutions are required to provide their accountants copies of reports of condition, examination reports, and information concerning any agency enforcement actions. Copies of the accounting firm reports are to be provided to the FDIC and the appropriate federal banking agency.

     Each insured depository institution will be required to have an independent audit committee made up entirely of outside directors who are independent of management of the institution and who satisfy any specific requirements the FDIC may establish. Their duties are to include review of the various new reports required under FDICIA. In the case of any insured depository institution which the FDIC determines to be a "large institution", the audit committee must include members with banking or related financial expertise. Also, in the case of such large institutions, the committee must have access to its own outside counsel, and may not include any large customers of the institution. There are certain exemptions for institutions that are part of a holding company structure, but the institution must have total assets of less than $9 billion, and an examination rating of 1 or 2.

     FDICIA amends the Federal Deposit Insurance Act by inserting a new provision concerning accounting objectives, standards, and requirements. Among other matters, the federal banking agencies are required to: (i) review the accounting principles used by depository institutions in preparing financial reports required to be filed with a federal banking agency and related matters with respect to such reports; (ii) modify or eliminate any accounting principles or reporting requirements which are inconsistent with FDICIA's objectives of effective supervision, prompt corrective action, and increased accuracy of financial statements; (iii) prescribe regulations which require that all assets and liabilities, including contingent assets and liabilities, of insured depository institutions be reported in, or otherwise taken into account of, in the preparation of any balance sheet, financial statement, report of condition, or other report required to be filed with the federal banking agency; and (iv) develop jointly with the other appropriate federal banking agencies, a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practical, in any such reports. All financial reports and statements are to be prepared in accordance with generally accepted accounting principles, except that each federal banking agency has the power to implement more stringent procedures in certain instances.

     FDICIA also imposes certain operational and managerial standards on financial institutions relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. FDICIA also imposes new restrictions on activities and investments of insured state banks, and prescribes limitations on risks posed by exposure of insured banks to other depository institutions, including adoption of policies to limit overnight credit exposures to correspondent banks.

     FDICIA requires the federal banking regulators to adopt rules prescribing certain safety and soundness standards for insured depository institutions and their holding companies. Proposed regulations implementing these standards to cover operations and management, asset quality and earnings, and employee compensation are pending adoption. The standards are intended to enable the regulatory agencies to address problems at depository institutions and holding companies before the problems cause significant deterioration in the financial condition of the institution. The proposal would establish the objectives of proper operations and management, but would leave specific methods for achieving those objectives to each institution.

     FDICIA set forth a new Truth in Savings Act. The Federal Reserve Board has adopted regulations implementing the Truth in Savings Act. A variety of significant new disclosure requirements are imposed concerning interest rates and terms of deposit accounts. A requirement is also imposed that interest paid on interest-bearing accounts must be calculated on the full amount of principal, as opposed to on only non-reservable balances.

     Under FDICIA, the federal banking agencies adopted regulations providing standards for extensions of credit that are secured by liens on interest in real estate or made for the purpose of financing the construction of building or other improvements of real estate. In prescribing standards, the agencies are to consider the risk posed to the deposit insurance fund, the need for safe and sound operation of depository institutions, and the availability of credit.

     Under FDICIA, the FDIC adopted a risk-based insurance assessment system for implementation January 1, 1994 that evaluates an institution's potential for causing a loss to the insurance fund and to base deposit insurance premiums upon individual bank profiles. A transitional risk-based assessment system was in place during 1993. There were no significant changes between the transitional system and the final regulation. Under the risk-based assessment system, each institution pays FDIC insurance premiums within a range from 23 cents to 31 cents per $100 of deposits, depending on the institution's capital adequacy and a supervisory judgment of overall risk.
As of December 31, 1993, all three of the registrant's banks pay the lowest FDIC insurance premium, 23 cents per $100 of deposits.

     From time to time, various legislative proposals are submitted to and considered by Congress concerning the banking industry. Recent legislative initiatives have included, among other things, proposals to reform deposit insurance, limit the investments that a depository institution may make with insured funds, eliminate restrictions on interstate banking, expand the powers of banking organizations to enter into new financial service industries and revise the structure of the Bank regulatory system. The Registrant cannot determine the ultimate effect that FDICIA and the implementing regulations adopted or to be adopted thereunder, or any potential legislation, if enacted, would have upon its financial condition or operations.


Executive Officers of the Registrant

     The following table sets forth information with respect to the Registrant's executive officers:

Names, Positions and Offices
With Registrant During Last                                 An Officer of the
       Five Years                             Age           Registrant Since

Robert M. Freeman                              52                1978
Chairman and Chief Executive Officer.
Prior to April, 1990, he was President and Chief Executive Officer.
Prior to April, 1989, he was President and Chief Operating Officer.

Malcolm S. McDonald                            55                1982
President and Chief Operating Officer.
Prior to April 1990, he was Vice Chairman.

David L. Brantley                              44                1988
Senior Vice President and Treasurer.
Prior to August, 1988, he was Managing
Director of Signet Investment Banking
Company.

Robert L. Bryant                               43                1990
Executive Vice President.
Prior to February, 1990, he was Senior
Vice President, Signet Bank/Virginia.

George P. Clancy, Jr.                          51                1988
Senior Executive Vice President.

Philip H. Davidson                             49                1977
Executive Vice President.

T. Gaylon Layfield, III                        42                1988
Senior Executive Vice President.

Robert J. Merrick                              48                1984
Executive Vice President and
Chief Credit Officer.

Wallace B. Millner, III                        54                1971
Senior Executive Vice President and
Chief Financial Officer (Principal
Financial Officer).

Names, Positions and Offices
With Registrant During Last                                 An Officer of the
       Five Years                             Age           Registrant Since

Andrew T. Moore, Jr.                           53                1972
Senior Vice President and
Corporate Secretary.

David S. Norris                                55                1973
Executive Vice President and Controller
(Principal Accounting Officer).

Anthony Torentinos                             45                1993
Executive Vice President and Officer
in charge of Human Resources

Kenneth H. Trout                               45                1990
Senior Executive Vice President.
Prior to May, 1991, he was an Executive
Vice President.  Prior to July, 1990, he was
Executive Vice President, Signet Bank N.A.

Sara R. Wilson                                 43                1980
Executive Vice President and
General Counsel. Prior to January, 1994, she was Senior Vice President and Senior Corporate Counsel

Randolph W. Wyckoff                            46                1989
Executive Vice President.

There are no family relationships (as defined in the applicable regulations) among the above listed officers.


     The executive officers of the Registrant are elected to serve until the next organizational meeting of the board of directors of the Registrant following the next annual meeting of the stockholders of the Registrant and until their successors are elected.

Statistical Information

     The statistical information required by Item 1 is in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993, and is incorporated herein by reference, as follows:
                                               Page in the Registrant's Annual
                                               Report to its shareholders for
     Guide 3 Disclosure                        the year ended December 31, 1993

  I. Distribution of Assets, Liabilities and
     Stockholders' Equity; Interest Rates and
     Interest Differential
     A.  Average Balance Sheet                                30 & 31
     B.  Net Interest Earnings Analysis                       30 & 31
     C.  Rate/Volume Analysis                                   23

 II. Investment Portfolio
     A.  Book Value of Investment Securities                    59
     B.  Maturities of Investment Securities                    32
     C.  Investment Securities Concentrations                   33

III. Loan Portfolio
     A.  Types of Loans                                         33
     B.  Maturities and Sensitivities of
           Loans to Changes in Interest Rates                   34
     C.  Risk Elements
           1.  Nonaccrual, Past Due and Restructured Loans  36, 37 & 38
           2.  Potential Problem Loans                          38
           3.  Foreign Outstandings                         Not Applicable
           4.  Loan Concentrations                              33
     D.  Other Interest Bearing Assets                      Not Applicable

 IV. Summary of Loan Loss Experience
     A.  Analysis of Allowance for Loan Losses                  25
     B.  Allocation of the Allowance for Loan Losses            26

  V. Deposits
     A.  Average Balances                                    30 & 31
     B.  Maturities of Large Denomination Certificates          41
     C.  Foreign Deposit Liability Disclosure                   41

 VI. Return on Equity and Assets
     A.  Return on Assets                                       22
     B.  Return on Equity                                       22
     C.  Dividend Payout Ratio                                  42
     D.  Equity to Assets Ratio                                 22

VII. Short-Term Borrowings                                   61 & 62

ITEM 2.   PROPERTIES.

     The executive offices of the Registrant and Signet Bank/Virginia are located at 7 N. Eighth St., Richmond, Virginia, in a building owned by a subsidiary of the Registrant. The Registrant's main operations center and its bank card center are located in Henrico County, Virginia, in two office buildings owned by a subsidiary of Signet Bank/Virginia. The principal offices of Signet Bank/Maryland are located at 7 St. Paul St., Baltimore, Maryland. The principal offices of Signet Bank N.A. are located at 1130 Connecticut Ave. N.W., Washington, D.C. The principal offices of Signet Bank/Maryland and Signet Bank N.A. are leased.

     Of the 239 domestic banking locations, 104 are owned by subsidiaries of the Registrant, of which one is subject to mortgage indebtedness of approximately $691,000. The remaining 135 banking locations and offices of other subsidiaries are leased for various terms at an aggregate annual rent of approximately $19,426,000, of which approximately $4,690,000 is for Signet Bank/Maryland's principal offices.


ITEM 3.   LEGAL PROCEEDINGS.

     The Registrant and its subsidiaries are parties plaintiff or defendant to numerous suits arising out of the collection of loans and the enforcement or defense of the priority of its security interests. Management believes that the pending actions against the Registrant or its subsidiaries, both individually and in the aggregate, will not have a material adverse effect on the financial condition or future operations of the Registrant.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.


                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS.

     The information required by Item 5 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993 on page 81 under the heading "Selected Quarterly Financial Data" and on page 67 in Note L, and is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information required by Item 6 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993 on pages 22 and 42 under the headings "Selected Financial Data" and "Risk-Based and Other Capital Data", respectively, and is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

     The information required by Item 7 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993 on pages 21_51 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993 on pages 52_76 under the heading "Signet Banking Corporation Consolidated Financial Statements" and on page 81 under the heading "Selected Quarterly Financial Data", and is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by Item 10 as to the directors of the Registrant is included in the Registrant's 1994 Proxy Statement on pages 2_5 under the headings "Election of Directors" and "Other Directorships", and is incorporated herein by reference.

     The information required by Item 10 as to the executive officers of the Registrant is included in Item 1 under the heading "Executive Officers of the Registrant".


ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by Item 11 is included in the Registrant's 1994 Proxy Statement on pages 8_13 under the headings "Compensation of the Board" and "Executive Compensation", and is incorporated herein by reference. Information under the headings "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's 1994 Proxy Statement is not incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The information required by Item 12 is included in the Registrant's 1994 Proxy Statement on pages 1, 5 and 6 under the headings "Proxy Statement" and "Stock Ownership", and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by Item 13 is included in the Registrant's 1994 Proxy Statement on pages 6 and 7 under the heading "Transactions", and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1) The following consolidated financial statements of Signet Banking Corporation and Subsidiaries, included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1993, are incorporated herein by reference in Item 8:

             Consolidated Balance Sheet - December 31, 1993 and 1992 Statement of Consolidated Operations - Years ended December
                31, 1993, 1992 and 1991
             Statement of Consolidated Cash Flows - Years ended December
                31, 1993, 1992 and 1991
             Statement of Changes in Consolidated Stockholders' Equity -
                Years ended December 31, 1993, 1992 and 1991
             Notes to Consolidated Financial Statements
             Report of Ernst & Young, Independent Auditors

         (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

         (3) Exhibits:

             3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10_K for the fiscal year ended December 31, 1992).

             3.2    Bylaws (Filed herewith).

             4.1 Indenture dated as of May 1, 1972 Providing for Issuance of Unlimited Senior Debt Securities
                    (Incorporated by reference to Exhibit 4-3 to Registration Statement No. 2-43731).

             4.2 First Supplemental Indenture dated as of November 1, 1972 relating to 7 3/4% Senior Debentures due November 1, 1997 (Incorporated by reference to Exhibit 4-5 to Registration Statement No. 2-45986).

             4.3 Indenture dated as of September 1, 1970 Providing for Issuance of Unlimited Capital Notes (Incorporated by reference to Exhibit 4-2 to Registration Statement No. 2-37919).

             4.4 Indenture dated as of May 1, 1985 relating to $50,000,000 Floating Rate Subordinated Notes due 1997 (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 2-97720).
             4.5 Indenture dated as of April 1, 1986 Providing for Issuance of Unlimited Subordinated Debt Securities (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4491).

             4.6 Officer's Certificate dated as of April 4, 1986 setting forth the form and terms of $100,000,000 of unsecured floating rate Subordinated Notes due in 1998 (Incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

             4.7 Officers' certificate dated as of May 23, 1989 setting forth the form and terms of $100,000,000 of unsecured
                    9 5/8% Subordinated Notes due in 1999 (Incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

             4.8 Articles of Amendment, Rights Agreement, Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated May 23, 1989).

            10.0 Management Contracts and Compensatory Plans Required to be filed as Exhibits

            10.1 Executive Incentive Compensation Plans (2)(Incorporated by reference to Exhibit 10.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1982).

            10.2 Executive Employee Supplemental Retirement Plan (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

            10.3 Form of Executive Employment Agreement between the Registrant and David L. Brantley, Robert L. Bryant, George P. Clancy, Jr., Philip H. Davidson, William C. Dieter, Jr., Robert M. Freeman, T.Gaylon Layfield, III, Malcolm S. McDonald, Robert J. Merrick, Wallace B. Millner, III, Andrew T. Moore, Jr., David S. Norris, Anthony Torentinos, Kenneth H. Trout, Sara R. Wilson and Randolph W. Wyckoff (Incorporated by reference to Exhibit 10.8 on Form 10-K for the fiscal year ended December 31, 1989).

          10.4 1983 Stock Option Plan (Incorporated by reference to Exhibit A to Proxy Statement for 1983 Annual Meeting of Shareholders).

          10.5 1985 Union Trust Bancorp Key Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985).

          10.6 Union Trust Bancorp 1985 Restricted Stock Award Plan (Incorporated by reference to Exhibit 10.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.7      1992 Stock Option Plan (Incorporated by reference to
                    Exhibit II to Proxy Statement for 1992 Annual Meeting of Shareholders).

          10.8 Executive Employee Excess Savings Plan (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          10.9 Split Dollar Life Insurance Plan and Agreement (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

          10.10     Executive Employee Deferred Compensation Plan
                    (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.11 1988 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.12 Excess Benefit Retirement Plan (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          11.1      Computation of Earnings Per Share (Filed herewith).

          13.1      1993 Annual Report to Shareholders (Filed herewith).

          22.1      Subsidiaries of the Registrant (Filed herewith).

          24.1      Consent of Ernst & Young (Filed herewith).

          25.1      Power of Attorney (Filed herewith).

 (b) Reports on Form 8-K

                The Registrant filed a Current Report on Form 8_K, dated February 22, 1994, reporting the agreement to merge between Signet Banking Corporation and Pioneer Financial Corporation.

                                    SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SIGNET BANKING CORPORATION



 Date:  March 25, 1994                  By /s/ D. S. Norris
                                           D. S. Norris, Executive Vice
                                           President and Controller



  Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of March, 1994.

      SIGNATURES                                  TITLE

  Robert M. Freeman*                  Director, Chairman and Chief Executive
                                      Officer
                                      (Principal Executive Officer)

  Malcolm S. McDonald*                Director, President and Chief Operating
                                      Officer

 /s/ Wallace B. Millner               Senior Executive Vice President and
 Wallace B. Millner, III              Chief Financial Officer
                                      (Principal Financial Officer)

 /s/ D.S. Norris                      Executive Vice President and Controller
 D. S. Norris                         (Principal Accounting Officer)

  J. Henry Butta*                     Director

        SIGNATURES                                TITLE

  William C. DeRusha*                 Director

  William R. Harvey, Ph.D.*           Director

  Elizabeth G. Helm*                   Director

  Robert M. Heyssel, M.D.*            Director

  Henry A. Rosenberg, Jr.*            Director

  Louis B. Thalheimer*                Director

  Stanley I. Westreich*               Director

 *By /s/ Andrew T. Moore
     Andrew T. Moore, Jr.
     Attorney-in-Fact

                      EXHIBITS TO SIGNET BANKING CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                             DATED DECEMBER 31, 1993

                            COMMISSION FILE NO. 1-6505

                               EXHIBIT INDEX

                                                                 Page Number or
 Exhibit                                                       Incorporation by
 Number        Description                                       Reference to
   3.1    Articles of Incorporation                   Exhibit 3.1 to Annual Report on Form
                                                      10-K for the fiscal year ended December
                                                      31, 1992

   3.2    Bylaws                                      Page 25

   4.1    Instruments defining the rights of          Exhibit 4_3, Registration No. 2_43731;
          security holders, including Indentures      Exhibit 4_5, Registration No. 2_45986;
                                                      Exhibit 4_2, Registration No. 2_37919;
                                                      Exhibit 4_6, Registration No. 2_45986;
                                                      Exhibit 4(a), Registration No. 2_97720;
                                                      Exhibit 4(a), Registration Statement No.
                                                      33_4491; Exhibit 1 to Current Report on
                                                      Form 8_K dated May 23, 1989; Exhibit
                                                      4.11 to Annual Report on Form 10_K for
                                                      the fiscal year ended December 31, 1989

  10.1    Executive Incentive Compensation            Exhibit 10.2 to Annual Report on
          Plans (2)                                   Form  10_K for the fiscal year
                                                      ended December 31, 1982

  10.2    Executive Employee Supplemental             Exhibit 10.4 to Annual Report on
          Retirement Plan                             Form  10_K for the fiscal year ended
                                                      December 31, 1988

  10.3    Form of Executive Employment                Exhibit 10.8 to Annual Report on Form
          Agreement between the Registrant            10_K for the fiscal year ended December
          and David L. Brantley, Robert L.            31, 1989
          Bryant, George P. Clancy, Jr.,
          Philip H. Davidson, William G.
          Dieter, Jr., Robert M. Freeman,
          T. Gaylon Layfield, III, Malcolm S.
          McDonald, Robert J. Merrick,
          Wallace B. Millner, III, Andrew T.
          Moore, Jr., David S. Norris,
          Anthony Torentinos,  Kenneth H.
          Trout, Sara R. Wilson and
          Randolph W. Wyckoff.

  10.4    1983 Stock Option Plan                      Exhibit A to Proxy Statement for 1983
                                                      Annual Meeting of Shareholders

  10.5    1985 Union Trust Bancorp Key                Exhibit 10.13 to Annual Report on Form
          Employee Stock Option Plan                  10_K for the fiscal year ended December
                                                      31, 1985

  10.6    Union Trust Bancorp 1985                    Exhibit 10.12 to Annual Report on Form
          Restricted Stock Award Plan                 10_K for the fiscal year ended December
                                                      31, 1988

  10.7    1993 Stock Option Plan                      Exhibit II to Proxy Statement for 1993
                                                      Annual Meeting of Shareholders

  10.8    Executive Employee Excess                   Exhibit 10.14 to Annual Report on Form
          Savings Plan                                10_K for the fiscal year ended December
                                                      31, 1987

  10.9    Split Dollar Life Insurance Plan            Exhibit 10.13 to Annual Report on
          and Agreement                               Form 10_K for the fiscal year ended
                                                      December 31, 1989

  10.10   Executive Employee Deferred                 Exhibit 10.15 to Annual Report on Form
          Compensation Plan                           10_K for the fiscal year ended December
                                                      31, 1988

  10.11   1988 Deferred Compensation Plan             Exhibit 10.16 to Annual Report on
                                                      Form 10_K for the fiscal year ended
                                                      December 31, 1988

  10.12   Excess Benefit Retirement Plan              Exhibit 10.17 to Annual Report on
                                                      Form 10_K for the fiscal year ended
                                                      December 31, 1988

  11.1    Computation of Earnings per Share           Page 31

  13.1    1993 Annual Report to Shareholders          Page 32

  22.1    Subsidiaries of the Registrant              Page 120

  24.1    Consent of Ernst & Young                    Page 124

  25.1    Power of Attorney                           Page 125