Form 10-Q
period 1994-03-31
SIGNET BANKING CORP
filed 1994-05-13
CIK 9659

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 1994 or
( ) Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act for the transition period from _______ to _______.
                         Commission file number 1-6505
                           SIGNET BANKING CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
Virginia                                                              54-6037910
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)                                             23260
7 North Eighth Street, Richmond, Virginia                             (Zip Code)
(Address of principal executive offices)                            804 747-2000
Registrant's telephone number, including area code



                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                        Yes X No
          Common Shares outstanding as of April 30, 1994 - 56,743,557
                                  Page 1 of 25

                                     INDEX
                  SIGNET BANKING CORPORATION AND SUBSIDIARIES
                                 MARCH 31, 1994

                                                                                            PAGE
PART I.      FINANCIAL INFORMATION
             Item 1. Financial Statements (unaudited)
             Consolidated Balance Sheet                                                         3
             Statement of Consolidated Income                                                   4
             Statement of Changes in Consolidated Stockholders' Equity                          5
             Statement of Consolidated Cash Flows                                               5
             Supplemental Notes to Quarterly Financial Statements                               6
             Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                             10
PART II.     OTHER INFORMATION
             Item 4. Submission of Matters to a Vote of Security Holders                       23
             Item 6. Exhibits and Reports on Form 8-K                                          23
SIGNATURES                                                                                     24

                         PART 1. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           CONSOLIDATED BALANCE SHEET
              (DOLLARS IN THOUSANDS-EXCEPT PER SHARE) (UNAUDITED)

                                                                      MARCH 31               DECEMBER 31
                                                                1994            1993            1993
Assets
Cash and due from banks                                      $   502,040     $   524,063     $  463,358
Interest bearing deposits with other banks                       217,430         253,876        540,312
Federal funds sold and securities purchased under resale
  agreements                                                     728,735         777,510      1,075,754
Trading account securities                                       262,944         631,165        379,638
Credit card loans held for securitization                      1,000,000
Loans held for sale                                              241,312         127,939        421,361
Securities available for sale                                  1,637,359         317,570        248,163
Investment securities                                            232,393       2,002,751      1,769,615
Loans:
  Commercial                                                   2,163,035       2,146,579      2,299,973
  Credit card                                                  1,600,756       1,816,937      1,808,515
  Other consumer                                               1,335,054       1,171,299      1,297,309
  Real estate-construction                                       278,554         508,850        309,842
  Real estate-commercial mortgage                                578,906         623,601        581,529
  Real estate-residential mortgage                                71,927          87,707         71,411
    Gross loans                                                6,028,232       6,354,973      6,368,579
    Less: Unearned income                                        (53,494)        (50,438)       (58,267)
      Allowance for loan losses                                 (250,477)       (273,283)      (253,313)
    Net loans                                                  5,724,261       6,031,252      6,056,999
Premises and equipment (net)                                     232,267         199,094        216,524
Interest receivable                                               92,951         103,406         84,118
Other assets                                                     657,883         551,560        593,380
                                                             $11,529,575     $11,520,186    $11,849,222
Liabilities
Non-interest bearing deposits                                $ 1,631,185     $ 1,397,995     $1,544,852
Interest bearing deposits:
  Money market and interest checking                           1,032,734         953,816      1,039,215
  Money market savings                                         1,686,754       1,798,024      1,745,066
  Savings accounts                                               951,792         720,672        880,072
  Savings certificates                                         2,018,711       2,441,621      2,051,300
  Large denomination certificates                                333,452         215,408        347,820
  Foreign                                                        280,056          57,999        212,288
    Total interest bearing deposits                            6,303,499       6,187,540      6,275,761
      Total deposits                                           7,934,684       7,585,535      7,820,613
Securities sold under repurchase agreements                    1,188,883       1,460,137      1,281,645
Federal funds purchased                                          694,093         749,149        942,969
Commercial paper                                                 131,469         116,735        168,488
Other short-term borrowings                                       87,496         267,135        232,024
Long-term borrowings                                             254,124         297,587        266,152
Interest payable                                                  35,490          31,820         28,205
Other liabilities                                                185,403         153,763        144,464
  Total liabilities                                           10,511,642      10,661,861     10,884,560
Stockholders' Equity
Common Stock, $5 par value;
  Authorized 100,000,000 shares, issued and
  outstanding 56,718,841, 28,049,628
  and 56,608,578 shares, respectively*                           283,594         140,248        283,043
Capital Surplus                                                  137,942         128,295        133,038
Retained Earnings                                                596,397         589,782        548,581
    Total stockholders' equity                                 1,017,933         858,325        964,662
                                                             $11,529,575     $11,520,186     $11,849,222

* The number of shares of Common Stock outstanding at March 31, 1994 and December 31, 1993 reflect the two-for-one stock split in the form of a dividend declared on June 23, 1993, and distributed July 27, 1993.
                                       3

                        STATEMENT OF CONSOLIDATED INCOME
                  (IN THOUSANDS-EXCEPT PER SHARE) (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                   1994  MARCH 31   1993
Interest income:
Loans, including fees:
  Commercial                                     $ 40,655         $ 40,673
  Credit card                                      50,776           50,092
  Other consumer                                   25,274           24,029
  Real estate-construction                          5,235            9,484
  Real estate-commercial mortgage                  10,408           11,906
  Real estate-residential mortgage                  1,816            1,966
    Total loans, including fees                   134,164          138,150
Interest bearing deposits with other banks          2,571            3,266
Federal funds sold and resale agreements            4,950            5,167
Trading account securities                          5,640            9,406
Credit card loans held for securitization           7,875
Loans held for sale                                 5,761            1,935
Securities available for sale                      23,893            5,021
Investment securities-taxable                         385           25,366
Investment securities-nontaxable                    4,396            5,559
    Total interest income                         189,635          193,870
Interest expense:
  Money market and interest checking                5,552            5,712
  Money market savings                             11,318           12,079
  Savings accounts                                  6,948            5,468
  Savings certificates                             13,050           13,703
  Large denomination certificates                   3,224            2,265
  Foreign                                           2,181              753
    Total interest on deposits                     42,273           39,980
Securities sold under repurchase agreements         8,203           12,461
Federal funds purchased                             5,024            3,175
Other short-term borrowings                         3,053            3,846
Long-term borrowings                                3,866            4,528
    Total interest expense                         62,419           63,990
Net interest income                               127,216          129,880
Provision for loan losses                           5,499           15,498
Net interest income after provision for loan
  losses                                          121,717          114,382
Non-interest income:
  Credit card servicing income                     76,537           29,862
  Service charges on deposit accounts              15,697           16,046
  Credit card service charges                      15,448           11,385
  Trust income                                      4,801            4,424
  Other                                            16,160           13,049
    Non-interest operating income                 128,643           74,766
  Securities available for sale gains
    (losses)                                         (212)           1,665
  Investment securities gains (losses)                (68)             103
    Total non-interest income                     128,363           76,534
Non-interest expense:
  Salaries                                         59,941           50,016
  Employee benefits                                18,062           15,199
  Credit card solicitation                         21,387            9,253
  Travel and communications                        13,317            7,930
  Supplies and equipment                           11,999            9,637
  External data processing services                11,279            7,942
  Occupancy                                        10,711            8,878
  Other                                            25,413           25,202
    Total non-interest expense                    172,109          134,057
Income before income taxes                         77,971           56,859
Applicable income taxes                            24,858           18,592
Net income                                       $ 53,113         $ 38,267
Earnings per common share*                       $   0.93         $   0.68
Cash dividends declared per share*                   0.25             0.15
Average common shares outstanding*                 57,247           56,705

* Adjusted to reflect the two-for-one stock split declared on June 23, 1993 and distributed July 27, 1993.
                                       4

           STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                           (IN THOUSANDS) (UNAUDITED)

                                                        COMMON      CAPITAL      RETAINED
                                                        STOCK       SURPLUS      EARNINGS
Three Months Ended March 31, 1994
Balance at beginning of period                         $283,043     $133,038     $548,581
Net income                                                                         53,113
Issuance of Common Stock                                    551        4,904
Cash dividends                                                                    (14,162)
Adjustment to beginning balance for change
  in accounting method for net
  unrealized gain on securities available
  for sale, net of tax of $16,147                                                  29,987
Change in net unrealized gains on securities
  available for sale, net of tax benefit of $11,374                               (21,122)
Balance at end of period                               $283,594     $137,942     $596,397
Three Months Ended March 31, 1993
Balance at beginning of period                         $139,904     $126,282     $560,446
Net income                                                                         38,267
Issuance of Common Stock                                    344        2,013
Cash dividends                                                                     (8,402)
Change in valuation allowance-marketable equity
  securities                                                                         (529)
Balance at end of period                               $140,248     $128,295     $589,782

                      STATEMENT OF CONSOLIDATED CASH FLOWS
                           (IN THOUSANDS) (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                         1994   MARCH 31  1993
Operating Activities
  Net income                                                          $   53,113     $   38,267
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Provision for loan losses                                              5,499         15,498
    Provision and writedowns on foreclosed property                           89          1,007
    Depreciation and amortization                                         10,499          8,259
    Investment securities losses (gains)                                      68           (103)
    Securities available for sale losses (gains)                             212         (1,665)
    Increase in interest receivable                                       (8,833)        (2,554)
    Increase in other assets                                             (67,152)        (9,578)
    Increase in interest payable                                           7,285          4,210
    Increase in other liabilities                                         40,940         32,374
    Increase in loans held for securitization                         (1,000,000)
    Sales of loans held for sale                                       6,978,723      2,906,549
    Purchases and originations of loans held for sale                 (6,798,674)    (2,819,404)
    Sales of trading account securities                                3,619,068      2,678,869
    Purchases of trading account securities                           (3,492,434)    (2,641,723)
      Net cash (used) provided by operating activities                  (651,597)       210,006
Investing Activities
  Maturities of investment securities                                     17,258         70,399
  Purchases of investment securities                                                       (150)
  Sales and maturities of securities available for sale                  285,539         30,938
  Purchases of securities available for sale                            (156,754)
  Net decrease (increase) in loans                                       318,734       (514,181)
  Recoveries of loans previously charged-off                               8,505         10,518
  Purchases of premises and equipment                                    (23,054)        (6,078)
      Net cash provided (used) by investing activities                   450,228       (408,554)
Financing Activities
  Net increase (decrease) in deposits                                    114,071       (237,779)
  Net decrease in short-term borrowings                                 (523,186)      (402,684)
  Repayment of long-term debt                                            (12,028)          (375)
  Issuance of common stock                                                 5,455          2,357
  Payment of cash dividends                                              (14,162)        (8,402)
      Net cash used by financing activities                             (429,850)      (646,883)
Decrease in cash and cash equivalents                                   (631,219)      (845,431)
Cash and cash equivalents at beginning of period                       2,079,424      2,400,880
Cash and cash equivalents at end of period                            $1,448,205     $1,555,449

              SUPPLEMENTAL NOTES TO QUARTERLY FINANCIAL STATEMENTS
                       (DOLLARS IN THOUSANDS) (UNAUDITED)
GENERAL
     The accompanying financial statements (unaudited) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The financial statements have been prepared based on the accounting policies as described in the 1993 annual report and as noted below, except certain amounts which have been reclassified for prior periods to conform to the 1994 presentation format.
STATEMENT OF CONSOLIDATED CASH FLOWS
     Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. Cash paid for interest during the three months ended March 31, 1994 and 1993 was $55,134 and $59,780, respectively. Cash paid for income taxes for the three months ended March 31, 1994 and 1993 was $42 and $55, respectively. During the three months ended March 31, 1994 and 1993, $635 and $4,292, respectively, was transferred from loans to foreclosed property.
SECURITIES AVAILABLE FOR SALE
     Effective January 1, 1994, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investment in Debt and Equity Securities." Under SFAS No. 115, debt securities classified as investment securities are required to be carried at amortized cost. Debt and equity securities classified as securities available for sale are required to be reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of tax. At adoption, securities totaling $1.5 billion were reclassified from investment securities to securities available for sale.
     Securities available for sale are summarized as follows:

                                             MARCH 31, 1994              MARCH 31, 1993           DECEMBER 31, 1993
                                                          FAIR                       FAIR                      FAIR
                                           COST          VALUE          COST        VALUE         COST        VALUE
U.S. Government and agency
  obligations--
  Mortgage-backed securities            $  388,608     $  389,130     $117,393     $125,490     $ 47,672     $ 50,795
  Other                                  1,123,830      1,138,381      199,314      201,406      199,641      201,125
State and political subdivisions            14,635         15,166
Other                                       96,648         94,681          863          863          850          850
Total                                   $1,623,721     $1,637,358     $317,570     $327,759     $248,163     $252,770

INVESTMENT SECURITIES
     Investment securities are summarized as follows:

                                           MARCH 31, 1994              MARCH 31, 1993               DECEMBER 31, 1993
                                                       FAIR                         FAIR                          FAIR
                                          COST        VALUE          COST          VALUE           COST          VALUE
U.S. Government and agency
  obligations--
  Mortgage-backed securities                                      $  702,422     $  714,690     $  461,345     $  466,151
  Other                                                              867,801        906,057        925,225        964,482
State and political subdivisions        $211,234     $223,457        281,113        303,515        258,815        277,456
Other                                     21,159       21,159        151,415        142,290        124,230        121,142
       Total                            $232,393     $244,616     $2,002,751     $2,066,552     $1,769,615     $1,829,231

     See Securities Available for Sale footnote for discussion of SFAS No. 115. INCOME TAXES
     Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.
                                       6

RECENT ACCOUNTING STATEMENTS
     The Financial Accounting Standards Board recently issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The new statement, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, requires impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. The new statement also requires troubled debt restructurings involving a modification of terms be remeasured in a similar manner. The Company is currently evaluating the impact that SFAS No. 114 will have on the Company's future results of operations and financial position. However, management does not expect that this statement will have a materially adverse impact on future results of operations or financial position.
                           SIGNET BANKING CORPORATION
                              FINANCIAL HIGHLIGHTS
                    (DOLLARS IN THOUSANDS-EXCEPT PER SHARE)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31               PERCENT
                                                                   1994            1993         CHANGE
Earnings
  Net interest income (taxable equivalent)                      $   130,650     $   133,902      (2.4)%
  Net interest income                                               127,216         129,880      (2.1)
  Net income                                                         53,113          38,267      38.8
Per Common Share
  Net income                                                    $      0.93     $      0.68      36.8
  Cash dividends declared                                              0.25            0.15      66.7
  Book value                                                          17.95           15.30      17.3
  Period-end price                                                   39 1/2       27 5/8      43.0
Average Balance
  Assets                                                        $11,310,310     $11,142,643       1.5
  Earning assets                                                 10,111,663      10,141,805      (0.3)
  Loans (net of unearned income)                                  6,235,210       6,029,009       3.4
  Deposits                                                        7,815,385       7,565,610       3.3
  Core deposits                                                   7,223,874       7,258,167      (0.5)
  Common stockholders' equity                                     1,007,162         841,121      19.7
  Managed credit card portfolio*                                  5,461,682       2,524,609     116.3
  Common shares outstanding                                      57,247,462      56,704,786       1.0
Ratios
  Return on assets                                                     1.90%           1.39%     36.7
  Return on common stockholders' equity                               21.39           18.45      15.9
  Net yield margin                                                     5.24            5.35      (2.1)
  Allowance for loan losses to:
     Non-performing loans                                            521.72          352.36      48.1
     Non-performing assets                                           283.44          192.25      47.4
     Net loans                                                         4.19            4.33      (3.2)
  Non-performing assets to loans and foreclosed properties             1.47            2.23     (34.1)
  Common equity to assets                                              8.83            7.45      18.5
At Period-end
  Assets                                                        $11,529,575     $11,520,186       0.1
  Earning assets                                                 10,294,911      10,415,346      (1.2)
  Loans (net of unearned income)                                  5,974,738       6,304,535      (5.2)
  Deposits                                                        7,934,684       7,585,535       4.6
  Core deposits                                                   7,321,176       7,312,128       0.1
  Common stockholders' equity                                     1,017,933         858,325      18.6
  Non-performing assets                                              88,370         142,147     (37.8)
  Managed credit card portfolio*                                  5,890,412       2,816,937     109.1
  Number of common stockholders                                      14,756          14,509       1.7
  Full-time employees                                                 6,072           4,966      22.3
  Part-time employees                                                 1,391           1,128      23.3

*The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans.
The Common Stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."
The per common share and common shares outstanding data above reflect a two-for-one common stock split in the form of a dividend which was declared on June 23, 1993 to shareholders of record July 6, 1993 and distributed July 27, 1993.
                                       7

                                    TABLE 1
                    SELECTED QUARTERLY FINANCIAL INFORMATION

                                                      1ST QTR         4TH QTR         3RD QTR         2ND QTR         1ST QTR
                                                       1994            1993            1993            1993            1993
Summary of Operations
(dollars in thousands-except per share)
Net interest income (taxable equivalent)            $   130,650     $   133,546     $   144,084     $   133,561     $   133,902
Taxable equivalent adjustment                             3,434           3,790           4,162           3,779           4,022
Net interest income                                     127,216         129,756         139,922         129,782         129,880
Provision for loan losses                                 5,499          10,276          12,501           9,011          15,498
Net interest income after provision for loan
  losses                                                121,717         119,480         127,421         120,771         114,382
Non-interest income                                     128,363         122,156          85,517          81,229          76,534
Non-interest expense(1)                                 172,109         169,934         147,516         146,809         134,057
Income before income taxes                               77,971          71,702          65,422          55,191          56,859
Applicable income taxes                                  24,858          21,758          19,659          14,751          18,592
Net income                                          $    53,113     $    49,944     $    45,763     $    40,440     $    38,267
Per share:(2)
  Net income                                        $      0.93     $      0.87     $      0.80     $      0.71     $      0.68
  Cash dividends declared                                  0.25            0.25            0.20            0.20            0.15
Average shares outstanding(2)                        57,247,462      57,087,297      57,010,088      56,871,316      56,704,786
Selected Average Balances
(dollars in millions)
Assets                                              $    11,310     $    11,601     $    12,035     $    11,682     $    11,143
Earning assets                                           10,112          10,447          10,970          10,644          10,142
Investment securities                                       247           1,790           1,840           1,953           2,037
Loans (net of unearned income)                            6,235           6,074           6,210           6,512           6,029
Deposits                                                  7,815           7,782           7,823           7,757           7,566
Core deposits                                             7,224           7,189           7,283           7,308           7,258
Interest bearing liabilities                              8,511           8,945           9,516           9,236           8,780
Stockholders' equity                                      1,007             939             907             868             841
Managed credit card portfolio(3)                          5,462           4,663           3,818           3,090           2,525
Ratios
Return on average assets                                   1.90%           1.71%           1.51%           1.39%           1.39%
Return on average common stockholders' equity             21.39           21.09           20.02           18.69           18.45
Net loan losses to average loans                           0.36            0.77            0.93            1.40            0.51
Net interest spread                                        4.77            4.65            4.81            4.62            4.95
Net yield margin                                           5.24            5.07            5.21            5.03            5.35
At period-end:
  Allowance for loan losses to:
     Non-performing loans                                521.72          342.63          471.00          410.98          352.36
     Non-performing assets                               283.44          217.46          222.41          199.30          192.25
     Net loans                                             4.19            4.01            4.42            4.44            4.33
  Non-performing assets to loans and foreclosed
     properties                                            1.47            1.83            1.97            2.20            2.23
  Total stockholders' equity to assets                     8.83            8.14            7.92            7.39            7.45
  Total stockholders' equity + allowance to
     loans                                                21.23           19.30           20.49           19.73           17.95

(1) The first, second, third and fourth quarters of 1993 included $9.3, $17.2, $13.7 and $15.6 million of credit card soliciation expenses, respectively. The first quarter of 1994 included $21.4 million of credit card solicitation expense.
(2) The per common share and common shares outstanding data above reflect a two-for-one common stock split in the form of a dividend which was declared on June 23, 1993 to shareholders of record July 6, 1993 and distributed July 27, 1993.
(3) The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans.
                                       8

                                    TABLE 2
                          NET INTEREST INCOME ANALYSIS
                     TAXABLE EQUIVALENT BASIS(IN THOUSANDS)

                                                FIRST QUARTER 1994 COMPARED        FIRST QUARTER 1994 COMPARED
                                                  WITH FIRST QUARTER 1993            WITH FOURTH QUARTER 1993
                                              INCREASE      CHANGED DUE TO*       INCREASE      CHANGE DUE TO*
                                              (DECREASE)   RATE       VOLUME      (DECREASE)   RATE      VOLUME
Interest income:
  Loans, including fees                       $(4,171)    $(8,829)    $ 4,658     $ 3,079     $1,288     $ 1,791
  Securities available for sale                19,053        (655)     19,708      20,767        214      20,553
  Investment securities                       (26,728)       (272)    (26,456)    (22,282)       575     (22,857)
  Other earning assets                          7,023       2,757       4,266      (8,138)        16      (8,154)
     Total interest income                     (4,823)     (4,236)       (587)     (6,574)     2,381      (8,955)
Interest expense:
  Interest bearing deposits                     2,293       1,944         349         772        902        (130)
  Fed funds and repurchase agreements          (2,409)       (390)     (2,019)     (1,468)       242      (1,710)
  Other short-term borrowings                    (793)       (522)       (271)     (3,306)      (662)     (2,644)
  Long-term borrowings                           (662)        (70)       (592)        324        446        (122)
     Total interest expense                    (1,571)        400      (1,971)     (3,678)       594      (4,272)
     Net interest income                      $(3,252)    $(2,855)    $  (397)    $(2,896)    $2,792     $(5,688)

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each.
  The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
INTRODUCTION
     Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company listed on the New York Stock Exchange under the symbol SBK. At March 31, 1994, Signet had assets of $11.5 billion and operated banking subsidiaries (239 full-service banking offices and 243 automated teller machines) in Virginia (Signet Bank/Virginia), Maryland (Signet Bank/Maryland) and Washington, D.C. (Signet Bank, N.A.) and several non-banking subsidiaries. The Company has gained national prominence as an issuer and servicer of credit cards. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia. Signet's credit card business operates nationally.
     The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. The per common share data included in the discussion which follows reflect the two-for-one common stock split in the form of a stock dividend distributed July 27, 1993.
EARNINGS ANALYSIS
     For the first quarter of 1994, consolidated net income totaled a record $53.1 million, or $.93 per share, a substantial increase from net income of $38.3 million, or $.68 per share, for the same quarter last year and $49.9 million, or $.87 per share for the fourth quarter of 1993. The earnings for the 1994 first quarter compared with first quarter 1993 reflected increases in non-interest sources of revenue (credit card servicing income and credit card service charges) and a reduction in the loan loss provision due to improvement in asset quality, which was due primarily to the success of the Accelerated Real Estate Asset Reduction Program ("the Program"). Accomplishing its goal of significantly reducing the Company's overall exposure to risk real estate assets, the Program terminated effective January 1, 1994. In addition, the Company continued its successful credit card solicitation program, which resulted in solicitation expenses for the 1994 first quarter increasing to $21.4 million from $9.3 million, in the first quarter of 1993. Also, during the quarter, Signet recognized nominal net losses on investment securities transactions compared with net gains of $1.8 million during the same quarter last year, and net gains of $2.5 million for the 1993 fourth quarter.
     Key profitability ratios reflected the high level of earnings for the first quarter of 1994. The return on assets (ROA) was an impressive 1.90% for the first quarter, while the return on common stockholders' equity (ROE) was also strong at 21.39%.
                                       9

This represented a significant improvement over the comparable ROA and ROE ratios for the 1993 first quarter which were 1.39% and 18.45%, respectively.
NET INTEREST INCOME
     Taxable equivalent net interest income, the principal component of earnings, totaled $130.7 million for the first quarter of 1994, slightly lower than the same period last year and the fourth quarter of 1993. The net yield margin for the first quarter of 1994 fell 11 basis points from the same period in 1993, but was up 17 basis points from the fourth quarter of 1993. The 11 basis point decline in the net yield margin from the first quarter of 1993 is primarily due to a lower yield on the total on balance sheet portfolio of credit card loans. Although the average balance increased $647 million, the overall yield on this portfolio fell to 10.80% from the 13.14% reported in the first quarter of 1993. The yield on credit card loans declined due to rapid growth in lower rate credit card products. Table 3 analyzes the change in the net yield margin from first quarter 1993 to first quarter 1994. An approximate basis point impact was calculated for each item noted. The increases in the net interest spread and the net interest margin from the fourth quarter of 1993 were primarily due to an improvement in the mix of earning assets as the average balance of lower yielding Federal funds and resale agreements declined. During the first quarter of 1994, the net interest margin benefited from a higher proportion of funding from non-interest bearing liabilities.
     Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At March 31, 1994, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $2.5 billion of interest rate swaps, $700 million of interest rate floors and $400 million of interest rate caps. Interest rate derivative products contributed 76 basis points to the first quarter 1994 margin compared with 82 basis points in the fourth quarter of 1993. The total income from these contracts decreased from $21.5 million in the fourth quarter of 1993 to $19.0 million in the current quarter.
     Credit card securitizations also have an effect on net interest income and the net yield margin. Adjusting for all securitizations, net interest income in the first quarter of 1994 would have been $200.7 million, or 22 percent higher than the comparable 1993 figure of $164.9 million. For a detailed analysis of this effect, see the Credit Card Business section elsewhere in this report. PROVISION AND ALLOWANCE FOR LOAN LOSSES
     Reflecting the continued positive trends in credit quality, the provision for loan losses was $5.5 million for the first quarter of 1994 down significantly from $15.5 million for the same period last year and $10.3 million for the fourth quarter of 1993.
                                    TABLE 3
                          ANALYSIS OF NET YIELD MARGIN
                  FIRST QUARTER 1993 VERSUS FIRST QUARTER 1994

Net Yield Margin for First Quarter 1993              5.35%
Lower funding costs excluding derivatives            0.48
Decline in derivative income                        (0.38)
Change in on balance sheet credit card
  (volume and yield-net)                            (0.18)
Recovered interest on loans returned
  to accrual in first quarter 1993                  (0.08)
Increase in average non-interest bearing
  funding sources                                    0.07
Other (net)                                         (0.02)
Net Yield Margin for First Quarter 1994              5.24%

For the first quarter of 1994, net charge-offs totaled $5.6 million, also down from $7.8 million in the same quarter of 1993 and from $11.7 million in the 1993 fourth quarter. As a percentage of average loans, first quarter net loan losses declined 15 basis points from the comparable period in 1993 and 41 basis points from the 1993 fourth quarter. The majority of the commercial loan charge-offs in the first quarter of 1994 related to one large commercial credit which was sold early in 1994, well within the loan's allocated allowance. Real estate-construction and real estate-mortgage loans experienced modest net
                                       10
recoveries for the 1994 first quarter, in contrast to the fourth and first quarters of 1993. Continued improvement in the credit quality and substantial growth of the credit card portfolio caused the percentage of net credit card losses to average credit card loans on balance sheet to decline for the first quarter of 1994 from the same period in 1993 and from the 1993 fourth quarter. Net losses for the three months of 1994 on the total managed credit card portfolio, which included securitized receivables, were 1.61% of total average managed credit card loans, compared with 3.03% reported for the same period in 1993. The low level of credit card losses reflects management's attention to the diversification of the portfolio as well as the quality of Signet's credit card underwriting standards and collection efforts. The low credit card charge-off ratios are also influenced by the high growth in new accounts, some of which have not aged sufficiently to experience any significant charge-offs.
     At March 31, 1994, the reserve for foreclosed properties totaled $5.7 million, a slight decrease from December 31, 1993, the result of write-downs on foreclosed properties taken in the first quarter.
                                    TABLE 4
               STATEMENT OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                                         MARCH 31            DECEMBER 31
                                                                     1994         1993          1993
Balance at beginning of period                                     $253,313     $265,536      $ 254,706
Provision for loan losses                                             5,499       15,498         10,276
Transfer to loans held for securitization                            (2,750)
Loans charged off:
  Commercial                                                          4,750        5,601          3,570
  Credit card                                                         8,288       10,139          8,531
  Other consumer                                                        640          612            654
  Real estate-construction                                                         1,545          5,178
  Real estate-mortgage(1)                                               412          371          3,007
     Total loans charged off                                         14,090       18,268         20,940
Recoveries of loans previously charged off:
  Commercial                                                          3,128        5,548          3,841
  Credit card                                                         3,258        4,231          2,902
  Other consumer                                                        237          355            357
  Real estate-construction                                              225          193          1,928
  Real estate-mortgage(1)                                             1,657          190            243
     Total recoveries                                                 8,505       10,517          9,271
Net loans charged off                                                 5,585        7,751         11,669
Balance at end of period(2)                                        $250,477     $273,283      $ 253,313
Net loan losses (annualized) as a percentage of average loans:
  Commercial                                                            .30%         .01%          (.05)%
  Other consumer                                                        .12          .09            .09
  Real estate                                                          (.62)         .49           2.35
     Subtotal                                                           .05          .16            .54
  Credit card                                                          1.10         1.55           1.38
     Total                                                              .36%         .51%           .77%
Allowance for loan losses to net loans at end of period                4.19%        4.33%          4.01%

(1) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.
(2) Included $97,905 and $57,631 allocated to the Accelerated Real Estate Asset Reduction Program at March 31, 1993, and December 31, 1993, respectively.
     The allowance for loan losses at March 31, 1994 was $250.5 million, or 4.19% of net loans, compared to $273.3 million, or 4.33% of net loans, at March 31, 1993 and $253.3 million, or 4.01%, at December 31, 1993. The decrease from March 31, 1993 primarily reflected charge-offs taken on Program loans during 1993. In general, to determine the appropriate level of
                                       11
allowance for loan losses, management identifies and examines the commercial, real estate and large consumer loans warranting attention on a monthly basis and reviews factors such as the credit position of the borrower, the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower. Based on this information and action plans provided by the lending units, Signet's Credit Risk Management Division determines the aggregate level of the allowance according to the distribution of the loan risk classifications. The credit card portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies, projected charge-offs by loan solicitation tranche, bankruptcies and loan volume. The remaining loan portfolio (unclassified commercial, real estate and consumer loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on risk ratings and the factors listed above. The allowance designated for the Program through December 31, 1993 was determined and maintained separately from the general allocation process discussed above. While this allocation was developed after an analysis of individual assets, it represented a general allocation applicable to all loans included in the Program. The allocation shown in Table 5 is a general allowance applicable to the entire loan portfolio and should not be interpreted as a prediction of future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio.
     Management believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.
     As previously noted, the Company initiated a program in December 1991, to accelerate the reduction of real estate assets. The Program's objective was to significantly reduce the Company's overall exposure to risk real estate assets through the use of heavy discounts without adversely impacting future earnings. The Program was very successful and substantially accomplished its objective. As a result of the success, Signet terminated the Program and separate reporting effective January 1, 1994. The remaining assets were assigned to work out units or in some cases will be allowed to mature in accordance with their terms. Since the inception of the Program, its assets (before reserves) declined by 65%, or $567.1 million. The Program started with $645.8 million of assets (net of the allowance for loan losses of $179.5 million and the reserve for foreclosed properties of $41.6 million) and ended 1993 with $236.5 million of assets (net of the allowance for loan losses of $57.6 million and the reserve for foreclosed properties of $5.7 million).
                                    TABLE 5
                       ALLOWANCE FOR LOAN LOSS ALLOCATION
                             (DOLLARS IN THOUSANDS)

                              MARCH 31, 1994
                                     PERCENTAGE OF
                      ALLOWANCE    ALLOWANCE TO LOANS
                       AMOUNT       IN EACH CATEGORY
Commercial            $ 22,779            1.08%
Credit Card             63,500            3.97
Other Consumer           3,395             .25
Real Estate             83,245            8.96
Unallocated             77,558
Total                 $250,477            4.19%

                                    TABLE 6
                        NON-INTEREST INCOME AND EXPENSE
                             (DOLLARS IN THOUSANDS)

                                                                                          THREE MONTHS ENDED
                                                                                     MARCH 31                  DECEMBER 31
                                                                               1994             1993              1993
Non-interest income:
  Credit card servicing income                                               $ 76,537         $ 29,862          $  62,399
  Service charges on deposit accounts                                          15,697           16,046             16,068
  Credit card service charges                                                  15,448           11,385             16,385
  Trust income                                                                  4,801            4,424              4,146
  Mortgage servicing and origination                                            5,645            3,127              8,093
  Trading profits (losses)                                                      (451)            1,691              (751)
  Other service charges and fees                                                3,728            3,550              5,218
  Other                                                                         7,238            4,681              8,096
     Non-interest operating income                                            128,643           74,766            119,654
  Securities available for sale gains (losses)                                  (212)            1,665              2,248
  Investment securities gains (losses)                                           (68)              103                254
     Total non-interest income                                               $128,363         $ 76,534          $ 122,156
Non-interest expense:
  Salaries                                                                   $ 59,941         $ 50,016          $  58,091
  Employee benefits                                                            18,062           15,199             21,866
     Total staff expense                                                       78,003           65,215             79,957
  Credit card solicitation                                                     21,387            9,253             15,579
  Travel and communications                                                    13,317            7,930             10,269
  Supplies and equipment                                                       11,999            9,637             10,855
  External data processing services                                            11,279            7,942             11,243
  Occupancy                                                                    10,711            8,878             10,464
  Professional services                                                         4,280            3,057              5,624
  Public relations, sales and advertising                                       4,268            4,802              3,927
  FDIC assessment                                                               3,891            4,733              4,396
  Credit and collection                                                         2,653            2,395              2,894
  Foreclosed property                                                           (216)            2,144              4,495
  Other                                                                        10,537            8,071             10,231
     Total non-interest expense                                              $172,109         $134,057          $ 169,934

NON-INTEREST INCOME
     For the first quarter of 1994, non-interest income rose 68% from the same quarter in 1993 to $128.4 million. The primary sources of growth were increases in credit card servicing income, credit card service charges and mortgage servicing and origination fees. Credit card servicing income rose $46.7 million from the 1993 first quarter to $76.5 million primarily as a result of the 1993 securitizations. This category houses the income received for servicing the $3.3 billion of securitized credit card receivables ($500 million in September, 1990, $500 million in March, 1991, $1.2 billion in September, 1993 and $1.1 billion in December, 1993). The $4.1 million increase in income from credit card service charges for the first quarter of 1994 compared with the same time period in 1993 was attributable to the large increase in credit card outstandings resulting from the success of Signet's credit card solicitation program. Mortgage servicing and origination fee income rose 81% to $5.7 million as a result of a significant increase in mortgage loan volume. For the first quarter of 1994, Signet incurred trading losses of $.5 million versus trading gains of $1.7 million in the 1993 first quarter.
     Non-interest income grew $6.2 million or 5% during the current quarter compared with the fourth quarter of 1993. A $14.1 million increase in credit card servicing income due to the December, 1993 securitization, was partially offset by declines in other areas. Credit card service charges fell 6% quarter to quarter due to the securitization of $1.1 billion of loans in December, 1993. A decline in mortgage origination volume resulting from rising rates and seasonal factors caused this category to fall 30% from the fourth quarter of 1993. In the first quarter of 1994, $.2 million of net losses were recognized on transactions in the securities available for sale portfolio compared with $1.7 million and $2.2 million of net gains for the first
                                       13
and fourth quarter of 1993, respectively. Also, during the first quarter of 1994, Signet recognized net losses of $68 thousand on investment securities that were called compared with nominal net gains for the first and fourth quarters of 1993.
NON-INTEREST EXPENSE
     Total non-interest expense for the first quarter of 1994 was $172.1 million, an increase of 28% from the same period in 1993 and 1% from the fourth quarter of 1993. When comparing the first quarter of 1994 to the same quarter in 1993, increases occurred in all the major categories except marketing, foreclosed property and FDIC assessment. Foreclosed property expense for the first three months of 1994 reflected a credit balance as a result of income and gains from sales exceeding costs of maintaining and operating these properties. Much of the increase in non-interest expense was the result of the continuation of the credit card solicitation program and the growth in the credit card business. Excluding direct costs related to credit card, non-interest expense during the first quarter rose 6% compared to the same quarter in 1993 and fell 11% from the fourth quarter. Greater salary expense resulted mainly from increased staffing to support the significant growth in the credit card business. The number of full-time equivalent employees rose 22% and 5% from first quarter and fourth quarter of 1993, respectively. Employee benefits for the fourth quarter of 1993 included the cost of implementing SFAS No. 112 "Employers' Accounting for Postemployment Benefits," which totaled $6.0 million. Total salary and employee benefits increased $12.8 million from the same period in 1993 and decreased $2.0 million from the fourth quarter of 1993. The overall increase in employee benefits between the two first quarters reflected the increase in staff levels and the rising cost of medical insurance and other benefits. For the 1994 first quarter, expenses associated with the credit card solicitation program were $21.4 million, an increase of $12.1 million from the comparable period of 1993. For the fourth quarter of 1993, credit card solicitation program expenses amounted to $15.5 million. Management expects to incur additional solicitation expense in the future as Signet continues to invest in its credit card business. Travel and communication expense for 1994 reflects not only an increase in the bank card area, but also increases related to Student Loan, Home Equity Line and Home Mortgage solicitations. The other non-interest expense categories reflected the costs associated with increased business volume, primarily in the credit card area.
     Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the first three months of 1994 was 66.38% compared with 64.24% for the same period of 1993 and 67.11% for the fourth quarter of 1993. Excluding the amount of foreclosed property expense (income) from non-interest expense causes the ratio to change to 66.46%, 63.22% and 65.34% for the respective time periods. Considering that charge-offs on securitized credit card loans reduce credit card servicing income, operating income, for the purpose of calculating the efficiency ratio, should exclude the negative impact of these charge-offs. Making this adjustment to revenue reduces the ratio to 62.57% for 1994 compared with 60.28% and 61.47% for the first and fourth quarters of 1993, respectively. Management is not satisfied with the level of non-interest expense and is committed to improve Signet's efficiency ratio.
INCOME TAXES
     Signet recorded income tax expense of $24.9 million for the quarter ended March 31, 1994 compared to $18.6 million for the same period of 1993 and $21.8 million in the fourth quarter. The increase in tax expense was principally due to the significant increase in taxable income and the continued decline in the level of tax-exempt income. The effective tax rate for the first quarter of 1994 was 32% compared to 33% for the same period of 1993 and 30% for the fourth quarter.
FINANCIAL CONDITION
     Earning assets averaged $10.1 billion for the first quarter of 1994, a slight decrease from the same period last year. Average investment securities declined $1.8 billion or 88% and average securities available for sale rose $1.4 billion from the prior year's first quarter as approximately $1.5 billion of securities were reclassified from investment securities to securities held for sale when Signet adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at the beginning of 1994. Credit card loans held for securitization averaged $344 million for the quarter compared to $554 million for the fourth quarter of 1993. These assets were reclassified from the credit card loan category in anticipation of an additional $1 billion of credit card loan securitization in the second quarter of 1994. Total loans averaged $6.2 billion for the quarter, reflecting increases of $206 million and $161 million from the first and fourth quarters in 1993, respectively. The loan category with the largest increase from the first quarter of 1993 was credit card, up 20% to $1.8 billion. Average credit card loans on the balance sheet, including held for securitization, increased 43% to $2.2 billion as a result of the success of Signet's solicitation program. The rise in other consumer loans resulted from a $199 million growth in student loans. The loan category experiencing the largest decline from the first quarter of 1993 was real estate-construction, down 44% to $293 million. Average real estate-commercial mortgage loans declined 9% to $581 million and real estate-residential mortgages
                                       14
were down 8% to $72.3 million. The decline in construction loans was principally the result of the Program established in late 1991 to reduce the level of risk real estate asset exposure. The yield on earning assets was 7.74% for the quarter, compared with a yield of 7.91% in the prior year's first quarter and 7.58% in the prior year's fourth quarter. The increase in the yield on earning assets from the fourth quarter resulted from an improvement in earning assets mix as the dollar amount of low yielding Federal funds and resale agreements declined $197 million.
     Average interest bearing liabilities totaled $8.5 billion, down 5% from the fourth quarter of 1993 and 3% from the corresponding time period in 1993. Savings certificates decreased $428 million, or 17% and $108 million, or 5%, from the first and fourth quarters of 1993, respectively, as depositors responded to lower interest rates by shortening the maturities of their investments and transferring their funds into money market and demand products. Additionally, money market savings declined $110 million, or 6%, from the first quarter of 1993 to $1.7 billion. Deposit categories experiencing increases as a result of the factors noted above included money market and interest checking and savings accounts. Foreign deposits and large denomination certificates also rose $165.7 million and $118.3 million, respectively, from the first quarter of 1993. Average core deposits remained relatively stable when comparing first quarter 1994 with the first and fourth quarters of 1993. Purchased funds, which include large denomination certificates, foreign deposits, Federal funds and repurchase agreements and other short-term and long-term borrowings averaged $
2.8 billion for the 1994 first quarter, down slightly from the comparable 1993 period and down 13% from the fourth quarter of 1993. The increased volume in purchased funds in the fourth quarter of 1993 was to temporarily fund the growth in credit card receivables prior to securitization. The average rate on interest bearing liabilities remained stable when compared with the first quarter of 1993 but increased 4 basis points from the fourth quarter of 1993 due to a rise in market rates and lower income from derivative products.
                                       15

                                    TABLE 7
                       CONSOLIDATED AVERAGE BALANCE SHEET
                             (DOLLARS IN THOUSANDS)

                                                1994
                                                                                      THREE MONTHS ENDED
                                                                                                                  DECEMBER 31
                                                            MARCH 31              1993                               1993
                                  AVERAGE     INCOME/    YIELD/     AVERAGE     INCOME/    YIELD/     AVERAGE       INCOME/
                                  BALANCE     EXPENSE     RATE      BALANCE     EXPENSE     RATE      BALANCE       EXPENSE
Assets
Earning assets (tax equivalent
  basis):*
  Interest bearing deposits
    with other banks            $   260,623   $  2,571    3.95%   $   311,553   $  3,266    4.19%   $   254,288    $   2,932
  Federal funds and resale
    agreements                      607,287      4,950    3.26        665,138      5,167    3.11        804,379        6,333
  Trading account securities        286,083      5,640    8.00        646,452      9,406    5.90        342,040        6,592
  Loans held for
    securitization                  344,445      7,875    9.15        554,348     12,993    9.38
  Loans held for sale               356,398      5,761    6.47        122,672      1,996    6.51        370,742        6,085
  Securities available for
    sale                          1,775,042     24,135    5.44        330,478      5,021    6.10        257,378        3,368
  Investment
    securities-taxable               26,886        385    5.71      1,749,842     25,465    5.86      1,525,637       21,560
  Investment
    securities-nontaxable           219,689      6,645   12.10        286,661      8,293   11.57        263,899        7,752
  Loans (net of unearned
    income):
    Commercial                    2,141,690     40,985    7.76      2,081,722     41,026    7.99      2,148,601       40,751
    Credit card                   1,827,581     50,776   11.11      1,524,609     50,092   13.14      1,631,570       48,162
    Other consumer                1,319,627     25,274    7.70      1,180,271     24,029    8.22      1,270,924       23,320
    Real estate-construction        293,423      5,241    7.14        528,088      9,488    7.19        357,018        6,482
    Real estate-commercial
      mortgage                      580,572     11,015    7.69        635,684     12,677    8.09        594,071       11,577
    Real estate-residential
      mortgage                       72,317      1,816   10.04         78,635      1,966   10.00         72,049        1,736
    Total loans                   6,235,210    135,107    8.79      6,029,009    139,278    9.37      6,074,233      132,028
Total earning assets             10,111,663   $193,069    7.74%    10,141,805   $197,892    7.91%    10,446,944    $ 199,643
Non-rate related assets:
    Cash and due from banks         489,161                           430,498                           500,041
    Allowance for loan losses      (252,360)                         (270,557)                         (257,082)
    Premises and equipment
      (net)                         224,308                           199,282                           206,315
    Other assets                    737,538                           641,615                           705,243
Total assets                    $11,310,310                       $11,142,643                       $11,601,461
Liabilities and Stockholders'
  Equity
Interest bearing liabilities:
  Deposits:
    Money market and interest
      checking                  $ 1,021,613   $  5,552    2.20%   $   929,652   $  5,712    2.49%   $ 1,004,644    $   5,508
    Money market savings          1,699,044     11,318    2.70      1,809,098     12,079    2.71      1,677,785       11,026
    Savings accounts                910,572      6,948    3.09        694,266      5,468    3.19        853,318        6,621
    Savings certificates          2,036,432     13,050    2.60      2,464,865     13,703    2.25      2,144,485       12,852
    Large denomination
      certificates                  328,939      3,224    3.92        210,612      2,265    4.30        322,479        3,195
    Foreign                         262,572      2,181    3.32         96,831        753    3.11        269,996        2,299
      Total interest bearing
        deposits                  6,259,172     42,273    2.74      6,205,324     39,980    2.61      6,272,707       41,501
  Federal funds and repurchase
    agreements                    1,718,941     13,227    3.08      1,980,272     15,636    3.16      1,907,648       14,695
  Other short-term borrowings       275,074      3,053    4.44        297,103      3,846    5.18        497,739        6,359
  Long-term borrowings              258,266      3,866    5.99        297,764      4,528    6.08        266,420        3,542
Total interest bearing
  liabilities                     8,511,453   $ 62,419    2.97%     8,780,463   $ 63,990    2.96%     8,944,514    $  66,097
Non-interest bearing
  liabilities:
  Demand deposits                 1,556,213                         1,360,286                         1,508,800
  Other liabilities                 235,482                           160,773                           208,742
Common stockholders' equity       1,007,162                           841,121                           939,405
Total liabilities and
  stockholders' equity          $11,310,310                       $11,142,643                       $11,601,461
Net interest spread                                       4.77%                             4.95%
Interest income to average
  earning assets                                          7.74%                             7.91%
Interest expense to average
  earning assets                                          2.50                              2.56
Net yield margin                                          5.24%                             5.35%

                                YIELD/
                                 RATE
Assets
Earning assets (tax equivalent
  basis):*
  Interest bearing deposits
    with other banks             4.51%
  Federal funds and resale
    agreements                   3.08
  Trading account securities     7.65
  Loans held for
    securitization
  Loans held for sale            6.42
  Securities available for
    sale                         5.12
  Investment
    securities-taxable           5.62
  Investment
    securities-nontaxable       11.75
  Loans (net of unearned
    income):
    Commercial                   7.52
    Credit card                 11.81
    Other consumer               7.30
    Real estate-construction     7.10
    Real estate-commercial
      mortgage                   7.73
    Real estate-residential
      mortgage                   9.64
    Total loans                  8.62
Total earning assets             7.58%
Non-rate related assets:
    Cash and due from banks
    Allowance for loan losses
    Premises and equipment
      (net)
    Other assets
Total assets
Liabilities and Stockholders'
  Equity
Interest bearing liabilities:
  Deposits:
    Money market and interest
      checking                   2.18%
    Money market savings         2.61
    Savings accounts             3.08
    Savings certificates         2.38
    Large denomination
      certificates               3.88
    Foreign                      3.33
      Total interest bearing
        deposits                 2.62
  Federal funds and repurchase
    agreements                   3.01
  Other short-term borrowings    5.00
  Long-term borrowings           5.20
Total interest bearing
  liabilities                    2.93%
Non-interest bearing
  liabilities:
  Demand deposits
  Other liabilities
Common stockholders' equity
Total liabilities and
  stockholders' equity
Net interest spread              4.65%
Interest income to average
  earning assets                 7.58%
Interest expense to average
  earning assets                 2.51
Net yield margin                 5.07%

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.
                                       16

CREDIT CARD BUSINESS
     The credit card industry is highly competitive and operates in a legal and regulatory environment increasingly focused on the cost of services charged to consumers. There is an increasing use of advertising, target marketing, pricing competition and incentive programs. The Company has responded to competition by targeting the origination of new accounts through the creation of products for multiple customer segments using various marketing channels. For example, Signet offers credit cards nationwide with different finance charge and fee combinations or other special features such as a balance transfer option. The Company approves prospective account holders through preapproval in conjunction with full application underwriting procedures. Using information derived from proprietary statistical models, Signet matches prospective account holders who meet the various applicable underwriting criteria with an appropriate credit card product.
     The Company has invested heavily over the past five years in a sophisticated information-based strategy for originating and managing credit card accounts. Signet uses this strategy to develop improved credit risk models which increase the credit quality of new solicitations. Signet's credit card business continues to benefit significantly from its information-based strategy. The managed credit card portfolio (which includes securitized receivables) increased by $3.1 billion, or 109%, from March 31, 1993 and by $792 million, or 16%, from December 31, 1993. Absolute dollars of net loan losses, on a managed portfolio basis, also rose from $19.5 million for the first three months of 1993 to $22.2 million for the same time period of 1994. However, the ratio of charge-offs to average loans fell from 3.03% for the first three months of 1993 to 1.61% for 1994, which is evidence of the high credit quality of the accounts obtained through the solicitation program, the improved credit quality of the more seasoned accounts in the portfolio and the overall impact of recent growth. The high quality of the credit card portfolio is also reflected in loan delinquency data. The total managed credit card loans sixty days or more past due dropped to 1.30% of related loans at March 31, 1994 from 1.53% at year-end 1993, while the dollar amount remained relatively stable at approximately $78 million at the same respective dates. Refer to Table 8 for a summary of delinquency data related to credit card loans. New account solicitations represent a diversity of product offerings, largely targeted at lower risk consumers. Management is committed to continually increasing sophistication in all areas of risk management. It is management's expectation that growth in outstandings and accounts will continue for the near term.
     Signet's managed credit card portfolio is comprised of credit card loans, credit card loans held for securitization and securitized credit card receivables. Securitized credit card receivables are not assets of the Company and, therefore, are not shown on the balance sheet. See Table 9 for a summary of Signet's managed credit card portfolio.
     Securitization is the transformation of a pool of credit card receivables into marketable securities. Credit card receivables are transferred to a trust and interests in the trust are sold to investors for cash. The securitization of credit card receivables is an effective balance sheet management tool for facilitating the credit card growth. Such securitizations reduce the net yield margin and provision for loan losses and increase non-interest income, but the net effect on Signet's earnings is minimal, while increasing the return on assets. Signet's Credit Card Division services the related credit card accounts after the receivables are securitized. Because securitization changes Signet's involvement from that of a lender to that of a loan servicer, there is a change in how the revenue is reported on the income statement. For securitized receivables, amounts that would previously have been reported as interest income, credit card service charges and provision for loan losses are instead reported in non-interest income as credit card servicing income. Because credit losses are absorbed against these cash flows, Signet's credit card servicing income over the terms of these transactions may vary depending upon the credit performance of the securitized receivables. However, Signet's exposure to credit losses on the securitized receivables is contractually limited to these cash flows.
     In certain marketing programs, Signet makes use of introductory periodic finance charge rates which are predominantly fixed for some initial period and at the conclusion of this period rise to a higher, variable rate finance charge.
                                       17

                                    TABLE 8
                  MANAGED CREDIT CARD PORTFOLIO DELINQUENCIES*

                      MARCH 31                 DECEMBER 31                SEPTEMBER 30                 JUNE 30
  NUMBER                1994                       1993                       1993                       1993
  OF DAYS      DELINQUENT                 DELINQUENT                 DELINQUENT                 DELINQUENT
DELINQUENT       AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT       AMOUNT       PERCENT
30-59 days      $ 50,461         .85%      $ 52,099        1.01%      $ 44,810        1.02%      $ 42,620        1.23%
60-89 days        27,575         .46         28,236         .55         24,516         .56         24,345         .70
90+ days          50,278         .84         50,359         .98         48,881        1.12         49,265        1.43
Total           $128,314        2.15%      $130,694        2.54%      $118,207        2.70%      $116,230        3.36%
                    MARCH 31
  NUMBER              1993
  OF DAYS    DELINQUENT
DELINQUENT     AMOUNT       PERCENT
30-59 days    $ 44,058        1.55%
60-89 days      24,648         .86
90+ days        50,843        1.78
Total         $119,549        4.19%

*The portfolio for this schedule includes the managed credit card portfolio as well as an immaterial amount of credit line loans serviced on the bank card system.
                                    TABLE 9
                         MANAGED CREDIT CARD PORTFOLIO
                             (DOLLARS IN THOUSANDS)

                                                                            THREE MONTHS ENDED
                                                  MARCH 31      DECEMBER 31     SEPTEMBER 30      JUNE 30        MARCH 31
                                                    1994           1993             1993            1993           1993
Period-end balances:
  On balance sheet loans held for
    securitization                               $1,000,000                      $  750,000      $1,000,000
  On balance sheet loans                          1,600,756     $1,808,515        1,348,928       1,406,089     $1,816,937
  Off balance sheet loans                         3,289,656      3,289,656        2,186,580       1,000,000      1,000,000
Total period-end managed portfolio               $5,890,412     $5,098,171       $4,285,508      $3,406,089     $2,816,937
Average balances:
  On balance sheet loans held for
    securitization                               $  344,445     $  554,348       $  997,283      $   11,000
  On balance sheet loans                          1,827,581      1,631,570        1,820,507       2,078,630     $1,524,609
  Off balance sheet loans                         3,289,656      2,476,613        1,012,898       1,000,000      1,000,000
Total average managed portfolio                  $5,461,682     $4,662,531       $3,830,688      $3,089,630     $2,524,609

                                    TABLE 10
                   IMPACT OF THE CREDIT CARD SECURITIZATIONS
                             (DOLLARS IN THOUSANDS)

                                                                              THREE MONTHS ENDED
                                                  MARCH 31       DECEMBER 31     SEPTEMBER 30       JUNE 30        MARCH 31
                                                    1994            1993             1993            1993            1993
Statement of Consolidated Income (as
  reported)
Net interest income                              $   127,216     $  129,756      $   139,922      $   129,782     $   129,880
Provision for loan losses                              5,499         10,276           12,501            9,011          15,498
Non-interest income                                  128,363        122,156           85,517           81,229          76,534
Non-interest expense                                 172,109        169,934          147,516          146,809         134,057
Income before income taxes                       $    77,971     $   71,702      $    65,422      $    55,191     $    56,859
Adjustments for Securitizations
Net interest income                              $    73,492     $   61,006      $    35,431      $    36,255     $    34,970
Provision for loan losses                             16,116         15,959           13,783           14,507          13,384
Non-interest income                                  (57,376)       (45,047)         (21,648)         (21,748)        (21,586)
Non-interest expense                                      --             --               --               --              --
Income before income taxes                       $        --     $       --      $        --      $        --     $        --
Managed Statement of Income (adjusted)
Net interest income                              $   200,708     $  190,762      $   175,353      $   166,037     $   164,850
Provision for loan losses                             21,615         26,235           26,284           23,518          28,882
Non-interest income                                   70,987         77,109           63,869           59,481          54,948
Non-interest expense                                 172,109        169,934          147,516          146,809         134,057
Income before income taxes                       $    77,971     $   71,702      $    65,422      $    55,191     $    56,859
As reported:
  Average earning assets                         $10,111,663    $10,446,944      $10,970,422      $10,643,674     $10,141,805
  Return on assets                                      1.90%          1.71%            1.51%            1.39%           1.39%
  Net yield margin                                      5.24           5.07             5.21             5.03            5.39
Including securitized credit cards:
  Average earning assets                         $13,401,319     $12,923,557     $11,983,320      $11,643,674     $11,141,805
  Return on assets                                      1.48%           1.41%           1.39%            1.28%           1.28%
  Net yield margin                                      6.18            5.97            5.94             5.85            6.15
Yield on managed portfolio                             12.32%          12.85%          13.24%           14.38%          15.59%

If accountholders choose to utilize competing sources of credit, the rate at which new receivables are generated may be reduced and certain purchase and payment patterns with respect to the receivables may be affected.
     Signet has securitized a total of $3.3 billion of credit card receivables as of March 31, 1994. Table 10 indicates the impact of the securitizations on the statement of consolidated income, average assets, return on assets and net yield margin. Signet plans to securitize an additional $1 billion of credit card receivables during the 1994 second quarter; therefore, these receivables were reclassified from the loan portfolio to credit card loans held for securitization during the first quarter of 1994. It is management's intention to continue to solicit new credit card accounts.
     During the first quarter of 1994, Signet announced plans to establish a separate credit card bank subsidiary which will be wholly owned by Signet Banking Corporation. Establishing such a subsidiary will improve its funding flexibility, better focus Signet's resources and enhance the Company's organizational flexibility which will improve Signet's competitiveness in the national credit card market.
     Signet has successfully implemented its information-based strategy to originate and manage credit card accounts. While Signet plans to continue to increase its investment in the credit card business and expects continued growth and further successes, the growth rate experienced during 1993 and so far in 1994 is not sustainable indefinitely. As a result, Signet plans to or has already started to implement this information-based strategy in other areas of the Company, such as educational lending, equity line and mortgage banking. However, it is too early to determine the success of this strategy.
                                       19

                                    TABLE 11
                    NON-PERFORMING ASSETS AND PAST DUE LOANS
                             (DOLLARS IN THOUSANDS)

                                                                       MARCH
                                                                        31        MARCH 31     DECEMBER 31
                                                                       1994         1993          1993
Non-accrual loans:
  Commercial                                                          $17,191     $ 23,791      $  42,303
  Consumer                                                              2,591        1,419          2,191
  Real estate-construction                                             17,258       47,800         17,837
  Real estate-mortgage*                                                 5,895        4,123          6,523
     Total non-accrual loans                                           42,935       77,133         68,854
Restructured loans:
  Commercial                                                            1,607          425          1,609
  Real estate-construction                                              3,468                       3,470
     Total restructured loans                                           5,075          425          5,079
     Total non-performing loans                                        48,010       77,558         73,933
Legally foreclosed properties                                          39,227       62,748         37,938
In substance foreclosed properties                                      6,786       11,479         10,357
Less foreclosed property reserve                                       (5,653)      (9,638)        (5,742)
     Total foreclosed properties                                       40,360       64,589         42,553
     Total non-performing assets                                      $88,370     $142,147      $ 116,486
Percentage to loans (net of unearned) and foreclosed properties          1.47%        2.23%          1.83%
Allowance for loan losses to:
Non-performing loans                                                   521.72       352.36         342.63
Non-performing assets                                                  283.44       192.25         217.46
Accruing loans past due 90 days or more                               $52,702     $ 80,207      $  58,891

*Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage non-accrual loans were not significant for the periods presented.
RISK ELEMENTS
NON-PERFORMING ASSETS
     Non-performing assets include non-accrual loans, restructured loans and foreclosed properties. Non-performing assets declined $28.1 million or 24% from December 31, 1993 primarily as a result of the Company selling one large commercial credit ($24.7 million) that was on non-accrual status at year-end. The Company sold this loan well within the allocated allowance at December 31, 1993. Non-performing assets declined $53.8 million, or 38%, from March 31, 1993 to $88.4 million (net of the $5.7 million foreclosed property reserve). Non-performing assets represented 1.47% of loans and foreclosed properties at March 31, 1994, down from 1.83% and 2.23% at December 31, 1993 and March 31, 1993, respectively. Approximately $4.5 million of foreclosed properties were sold or written down in the first quarter of 1994. The allowance for loan losses equaled 522% of non-performing loans at March 31, 1994, an improved coverage from 343% at December 31, 1993 and 352% at March 31, 1993. The ratio of the allowance to non-performing assets also improved to 283% at March 31, 1994 from 217% at December 31, 1993 and 192% at March 31, 1993.
     Foreclosed properties totaled $40.4 million (net of reserve) at the end of the first quarter of 1994 and were equal to 46% of total non-performing assets and 60% of non-performing real estate assets. The gross foreclosed properties balance reflected an aggregate discount of approximately 48% from prior charge-offs and write-downs. Signet sold $4.5 million and $14.1 million of foreclosed properties during the first quarter of 1994 and the fourth quarter of 1993, respectively.
     Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $52.7 million at March 31, 1994. This is a decline from the $58.9 million 1993 fourth quarter level, and represents a 34% improvement from the $80.2 million reported at March 31, 1993. The March 31, 1994 total was comprised of $2.6 million of commercial loans; $14.3 million of credit card loans; $19.3 million of other consumer loans (of which $14.6 million are student loan delinquencies which are government guaranteed and do not represent material loss exposure); $4.7 million of mortgage loans; and $11.8 million of construction loans. Although credit card outstandings have risen sharply since the end of the first quarter of 1993, the amount of credit card loans past due 90 days or more has fallen $5.0 million.
                                       20

REAL ESTATE LENDING
     Signet's real estate-construction loan exposure at March 31, 1994 totaled $278.6 million, a 45% decline from the 1993 first quarter-end level and a 10% decline from the December 31, 1993 level. Of the total construction loan portfolio, approximately 58% was located in the Metro-Washington area. The largest type of construction financing was residential at 25%, followed by office buildings at 19%. Commercial mortgage loans totaled $578.9 million at March 31, 1994 and included $307.6 million of mini-permanent (interim) mortgage loans.
                                    TABLE 12
                             SELECTED CAPITAL DATA
                             (DOLLARS IN THOUSANDS)

                                                           MARCH 31       MARCH 31      DECEMBER 31
                                                             1994           1993           1993
Qualifying common stockholders' equity                    $1,009,069     $  858,325     $  964,662
Less goodwill and other disallowed intangibles               (22,582)       (25,271)       (23,404)
  Total Tier I capital                                       986,487        833,054        941,258
Qualifying debt                                              215,067        253,393        222,607
Qualifying allowance for loan losses                         114,113        108,564        107,646
  Total Tier II capital                                      329,180        361,957        330,253
Total risk-based capital                                  $1,315,667     $1,195,011      1,271,511
Total risk-adjusted assets                                $8,992,661     $8,520,435     $8,466,048
Ratios:
Tier I capital                                                 10.97%          9.78%         11.12%
Total risk-based capital                                       14.63          14.03          15.02
Tier I leverage                                                 8.74           7.49           8.13
Tangible                                                        8.55           7.27           7.88
Total stockholders' equity to assets                            8.83           7.45           8.14
Total stockholders' equity + allowance to loans                21.23          17.95          19.30
Common dividend payout ratio (year-to-date)                    26.88          22.22          26.14
Book value per share*                                     $    17.95     $    15.30     $    17.04

*Adjusted to reflect the two-for-one stock split declared on June 23, 1993 and distributed July 27, 1993.
STOCKHOLDERS' EQUITY DATA
     At March 31, 1994, stockholders' equity totaled $1.0 billion, an increase of 19% from the previous year's level of $858 million. This increase reflects the strong earnings of the Company over the past year. On June 23, 1993, the Company declared a two-for-one split of its Common Stock in the form of a 100% stock dividend. One additional share of stock was issued on July 27, 1993, for each share held by stockholders of record at the close of business on July 6, 1993. All per share data in this document has been adjusted to reflect this stock split. In recognition of the Company's excellent earnings, improved asset quality and strong capital position, the Board of Directors increased the common stock dividend twice during 1993 by a total of 67%, from an annual rate of $.60 per share at the end of 1992 to $1.00 per share by year-end 1993.
     During the first quarter of 1994, Signet announced an agreement to acquire Pioneer Financial Corporation, the parent company of Pioneer Federal Savings Bank, a $400 million financial institution located in Chester, Virginia. The transaction is expected to close in the fall of 1994. According to the terms of the agreement, the transaction will be a tax-free exchange of stock. Pioneer's shareholders will receive .6232 shares of Signet common stock for each Pioneer share held subject to adjustment under certain circumstances. It is anticipated that the transaction will have little dilutive effect on Signet's earnings per share.
     The Company's equity-to-assets ratio was a strong 8.83% at March 31, 1994, which is an improvement from 8.14% at December 31, 1993 and 7.45% at March 31, 1993. Signet's risk-adjusted capital ratios at March 31, 1994 remained strong at 10.97% and 14.63% for Tier I and Total Capital, respectively. Signet's leverage ratio at March 31, 1994 was 8.74%, an improvement from 8.13% at December 31, 1993. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and other factors. At March 31, 1994, all three of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.
                                       21

INTEREST RATE SENSITIVITY AND LIQUIDITY
     Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and measured through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of declining rates, earnings on the investment portfolio improve as funding costs decline. Improved spreads in the investment portfolio are offset by narrower spreads in the core banking businesses as changes in consumer deposit costs lag decreases in market interest rates. ALCO routinely uses derivatives such as interest rate swaps to insulate the Company against the possibility of sudden changes in interest rates. ALCO, in managing interest rate sensitivity, also uses simulations to better identify the impact that market changes and alternative strategies might have on net interest income. Currently simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 4% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy.
     Asset liquidity is generally provided by interest earning assets other than investment securities held to maturity and loans. This group of interest-earning assets (interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, credit card loans held for securitization, and loans held for securitization) totaled $4.1 billion, or 41% of earning assets at March 31, 1994. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 123% of total loans as of March 31, 1994. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. For the first quarter of 1994, cash and cash equivalents decreased by $631 million primarily as a result of a sharp decline in interest bearing deposits with other banks and Federal funds sold overnight. Cash used by operations was $652 million for this time period resulting mainly from the $792 million increase in credit card loans and subsequent reclassification of $1 billion of credit card loans to held for securitization. Cash provided by investing activities amounted to $450 million principally due to a decrease in loans resulting from the same reclassification net of the purchase of $157 million in securities available for sale. Cash used by financing activities amounted to $430 million as there was a decrease in short-term borrowings.
                                       22

                           PART II. OTHER INFORMATION
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The annual meeting of shareholders of the Registrant was held on April 28, 1994. At the meeting, the following individuals were elected directors of the
Registrant:

                                           VOTE AGAINST
    NAME OF DIRECTOR         IN FAVOR      OR WITHHELD        ABSTAIN
J. Henry Butta              42,923,972       132,159        13,650,036
Norwood H. Davis, Jr.       42,936,953       119,178        13,650,036
William C. DeRusha          42,921,773       134,358        13,650,036
Robert M. Freeman           42,933,063       123,068        13,650,036
Dr. William R. Harvey       42,923,998       132,133        13,650,036
Elizabeth G. Helm           42,931,760       124,371        13,650,036
Robert M. Heyssel           42,936,674       119,457        13,650,036
Malcolm S. McDonald         42,937,445       118,686        13,650,036
Henry A. Rosenberg, Jr.     42,935,884       120,247        13,650,036
Louis B. Thalheimer         42,940,070       116,061        13,650,036
Stanley I. Westreich        42,941,425       114,706        13,650,036

     The shareholders also approved: (i) adoption of the Annual Executive Incentive Compensation Plan (the "Short-Term Plan"). The Short-Term Plan is an annual bonus plan in which only the Corporation's Chairman and President participate. 40,678,606 shares voted for, 1,882,488 shares voted against and 14,145,073 abstained from adoption of the Short-Term Plan; (ii) amending and restating of the Executive Long-Term Incentive Plan (the "Long-Term Plan"). The Long-Term Plan covers the members of the Corporation's management committee which includes the Chairman (and CEO), the President (and COO) and other senior executive department heads. 40,810,553 shares voted for, 1,697,042 shares voted against and 14,198,572 abstained from adoption of the Executive Long-Term Plan;
(iii) adoption of the 1994 Stock Incentive Plan (the "1994 Plan"). The 1994 Plan is intended to provide a means for selected key management employees of the Corporation to increase their personal financial interest in the Corporation, thereby stimulating their efforts on behalf of the Corporation and its shareholders. 37,650,484 shares voted for, 4,976,611 shares voted against and 14,079,072 abstained from adoption of the 1994 Plan; and (iv) ratification of the selection of Ernst & Young as independent auditors to audit the financial statements of the Corporation for 1994. 42,821,800 shares voted for, 103,458 shares voted against and 13,780,909 abstained from ratification.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:
10.1  Annual Executive Incentive Compensation Plan (Incorporated by reference to
      Exhibit I to Proxy Statement for 1994 Annual Meeting of Shareholders).
10.2  Annual Executive Long-Term Incentive Plan (Incorporated by reference to
      Exhibit II to Proxy Statement for 1994 Annual Meeting of Shareholders).
10.3 1994 Stock Incentive Plan (Incorporated by reference to Exhibit III to Proxy Statement for 1994 Annual Meeting of Shareholders
11.1  Computation of Earnings Per Share (Filed herewith)
(b) Reports on Form 8-K
     The Registrant filed a Current Report on Form 8-K, dated February 22, 1994, reporting that Signet Banking Corporation announced an agreement to merge with Pioneer Federal Savings Bank. The merger will be accounted for as a purchase.
     The Registrant filed a Current Report on Form 8-K, dated March 28, 1994, reporting that Signet Banking Corporation announced plans to apply for regulatory approval to establish a separately chartered credit card bank. Signet hopes to establish the Bank Card Division as a separate wholly-owned subsidiary in the second half of 1994.
                                      II-1

                                   SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.
                                                SIGNET BANKING CORPORATION
                                                      (Registrant)
Date: May 11, 1994
Date: May 11, 1994
                          /s/ Wallace B. Millner, III
                            Wallace B. Millner, III
                       Senior Executive Vice President &
                            Chief Financial Officer
                                /s/ D. S. Norris
                                  D. S. Norris
                     Executive Vice President & Controller
                           (Chief Accounting Officer)
                                      II-2