Form 10-Q
period 1994-06-30
SIGNET BANKING CORP
filed 1994-08-11
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 1994 or


    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act for the transition period from _______ to _______.


                         Commission file number 1-6505

                          SIGNET BANKING CORPORATION
             (Exact name of registrant as specified in its charter)


       Virginia                                         54-6037910
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


7 North Eighth Street, Richmond, Virginia                       23219
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code           804 747-2000


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

                                                  Yes  X    No


           Common Shares outstanding as of July 31, 1994 - 56,882,319

                                          Index

                          SIGNET BANKING CORPORATION AND SUBSIDIARIES
                                      June 30, 1994


                                                                        Page

PART I.      FINANCIAL INFORMATION

           Item 1. Financial Statements (unaudited)
                   Consolidated Balance Sheet                            3
                   Statement of Consolidated Income                      4
                   Statement of Changes in Consolidated
                   Stockholders' Equity                                  5
                   Statement of Consolidated Cash Flows                  5
                   Supplemental Notes to Quarterly Financial Statements  6

           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results
                   of Operations                                        10
PART II.     OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                   24

SIGNATURES                                                              24
2

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Consolidated Balance Sheet
(dollars in thousands-except per share) (unaudited)


                                                       June 30              December 31
                                                 1994            1993           1993
Assets
Cash and due from banks                       $ 538,079       $ 453,386       $ 463,358
Interest bearing deposits with other
    banks                                       227,198         295,256         540,312
Federal funds sold and securities
    purchased under resale agreements         1,078,429         914,933       1,075,754
Trading account securities                      258,547         419,602         379,638
Credit card loans held for securitization       750,000       1,000,000
Loans held for sale                             145,299         346,461         421,361
Securities available for sale                 1,152,477         303,829         248,163
Investment securities                           220,658       1,887,876       1,769,615
Loans:
   Commercial                                 2,173,695       2,172,548       2,299,973
   Credit card                                1,299,627       1,406,089       1,808,515
   Other consumer                             1,426,184       1,183,410       1,297,309
   Real estate-construction                     244,354         446,827         309,842
   Real estate-commercial mortgage              566,211         587,784         581,529
   Real estate-residential mortgage              73,815          76,820          71,411
     Gross loans                              5,783,886       5,873,478       6,368,579
     Less: Unearned income                      (56,607)        (49,938)        (58,267)
         Allowance for loan losses             (245,764)       (258,571)       (253,313)
     Net loans                                5,481,515       5,564,969       6,056,999
Premises and equipment (net)                    242,372         200,847         216,524
Interest receivable                              75,775          90,698          84,118
Other assets                                    653,414         566,281         593,380
                                            $10,823,763     $12,044,138     $11,849,222
Liabilities
Non-interest bearing deposits               $ 1,543,001     $ 1,440,451     $ 1,544,852
Interest bearing deposits:
   Money market and interest checking           996,276         946,129       1,039,215
   Money market savings                       1,620,924       1,712,292       1,745,066
   Savings accounts                           1,000,049         763,129         880,072
   Savings certificates                       1,923,606       2,481,170       2,051,300
   Large denomination certificates              318,100         262,249         347,820
   Foreign                                      147,102         222,297         212,288
     Total interest bearing deposits          6,006,057       6,387,266       6,275,761
       Total deposits                         7,549,058       7,827,717       7,820,613
Securities sold under repurchase agreements   1,135,939       1,342,426       1,281,645
Federal funds purchased                         350,820         895,160         942,969
Commercial paper                                118,928         135,637         168,488
Other short-term borrowings                     204,313         449,490         232,024
Long-term borrowings                            253,818         297,176         266,152
Interest payable                                 24,874          34,293          28,205
Other liabilities                               149,162         172,016         144,464
   Total liabilities                          9,786,912      11,153,915      10,884,560
Stockholders' Equity
Common Stock, $5 par value; Authorized
    100,000,000 shares, issued and
    outstanding 56,866,696, 56,276,370
    and 56,608,578 shares, respectively         284,333         281,382         283,043
Capital Surplus                                 141,446         130,551         133,038
Retained Earnings                               611,072         478,290         548,581
  Total stockholders' equity                  1,036,851         890,223         964,662
                                            $10,823,763     $12,044,138     $11,849,222

Statement of Consolidated Income
(in thousands-except per share) (unaudited)

                                                      Three Months Ended       Six Months Ended
                                                          June 30                  June 30
                                                      1994       1993          1994        1993
Interest income:
  Loans, including fees:
     Commercial                                     $ 39,664    $ 38,062    $ 80,319     $ 78,735
     Credit card                                      53,255      62,250     104,031      112,342
     Other consumer                                   26,681      23,517      51,955       47,546
     Real estate-construction                          5,241       8,421      10,476       17,905
     Real estate-commercial mortgage                  11,754      11,083      22,162       22,989
     Real estate-residential mortgage                  1,514       2,054       3,330        4,020
       Total loans, including fees                   138,109     145,387     272,273      283,537
  Interest bearing deposits with other banks           2,952       3,124       5,523        6,390
  Federal funds sold and resale agreements             8,674       5,943      13,624       11,110
  Trading account securities                           4,747       8,499      10,387       17,905
  Credit card loans held for securitization           17,848         278      25,723          278
  Loans held for sale                                  3,115       4,089       8,876        6,024
  Securities available for sale                       16,343       4,506      40,236        9,527
  Investment securities-taxable                          307      24,208         692       49,574
  Investment securities-nontaxable                     4,130       5,432       8,526       10,991
       Total interest income                         196,225     201,466     385,860      395,336
Interest expense:
  Money market and interest checking                   5,605       5,717      11,157       11,429
  Money market savings                                11,381      11,401      22,699       23,480
  Savings accounts                                     7,751       5,728      14,699       11,196
  Savings certificates                                13,993      16,968      27,043       30,671
  Large denomination certificates                      3,635       2,613       6,859        4,878
  Foreign                                              2,112       1,561       4,293        2,314
       Total interest on deposits                     44,477      43,988      86,750       83,968
  Securities sold under repurchase agreements         10,072      11,157      18,275       23,618
  Federal funds purchased                              8,438       5,143      13,462        8,318
  Other short-term borrowings                          4,145       6,952       7,198       10,798
  Long-term borrowings                                 4,183       4,444       8,049        8,972
       Total interest expense                         71,315      71,684     133,734      135,674
Net interest income                                  124,910     129,782     252,126      259,662
Provision for loan losses                              2,999       9,011       8,498       24,509
Net interest income after provision for loan losses  121,911     120,771     243,628      235,153
Non-interest income:
  Credit card servicing income                        77,469      30,438     154,006       60,300
  Credit card service charges                         18,566      15,177      34,014       26,562
  Service charges on deposit accounts                 18,106      16,135      33,803       32,181
  Trust income                                         4,869       4,577       9,670        9,001
  Other                                               17,147      14,856      33,307       27,905
     Non-interest operating income                   136,157      81,183     264,800      155,949
  Securities available for sale gains                  3,265                   3,053        1,665
  Investment securities gains (losses)                    45          46         (23)         149
     Total non-interest income                       139,467      81,229     267,830      157,763
Non-interest expense:
  Salaries                                            64,345      50,165     124,286       99,799
  Employee benefits                                   17,989      14,857      36,051       30,438
  Credit card solicitation                            24,250      17,257      45,637       26,510
  Travel and communications                           13,546       8,351      26,863       16,281
  Supplies and equipment                              13,095       9,195      25,094       18,832
  External data processing services                   12,128       7,846      23,407       15,788
  Occupancy                                           10,855      10,090      21,566       18,968
  Other                                               30,417      29,048      55,830       54,250
     Total non-interest expense                      186,625     146,809     358,734      280,866
Income before income taxes                            74,753      55,191     152,724      112,050
Applicable income taxes                               24,368      14,751      49,226       33,343
Net income                                          $ 50,385    $ 40,440    $103,498     $ 78,707
Earnings per common share                           $   0.88    $   0.71    $   1.81     $   1.39
Cash dividends declared per share                       0.25        0.20        0.50         0.35
Average common shares outstanding                     57,358      56,871      57,303       56,789

Statement of Changes in Consolidated Stockholders' Equity
(in thousands) (unaudited)

                                                                                  Common       Capital     Retained
                                                                                   Stock       Surplus     Earnings
Six Months Ended June 30, 1994
Balance at beginning of period                                                  $ 283,043    $ 133,038    $ 548,581
Net income                                                                                                  103,498
Issuance of Common Stock                                                            1,290        8,408
Cash dividends                                                                                              (28,360)
Adjustment to beginning balance for change in accounting method for
net unrealized gain on securities available for sale, net of tax of $16,147                                  29,987
Change in net unrealized losses on securities
  available for sale, net of tax benefit of $22,957                                                         (42,634)
Balance at end of period                                                        $ 284,333    $ 141,446    $ 611,072
Six Months Ended June 30, 1993
Balance at beginning of period                                                  $ 139,904    $ 126,282    $ 560,446
Net income                                                                                                   78,707
Issuance of Common Stock                                                              787        4,269
Cash dividends                                                                                              (19,643)
Stock split in the form of a dividend declared on June 23, 1993                   140,691                  (140,691)
Change in valuation allowance-marketable equity securities                                                     (529)
Balance at end of period                                                        $ 281,382    $ 130,551    $ 478,290


Statement of Consolidated Cash Flows
(in thousands) (unaudited)



                                                              Six Months Ended June 30
                                                                  1994             1993
Operating Activities
  Net income                                                 $   103,498     $    78,707
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                     8,498          24,509
     Provision and writedowns on foreclosed property               1,585           4,489
     Depreciation and amortization                                21,031          13,992
     Investment securities losses (gains)                             23            (149)
     Securities available for sale gains                          (3,053)         (1,665)
     Decrease in interest receivable                               8,343          10,154
     Increase in other assets                                    (66,726)        (28,829)
     (Decrease) increase in interest payable                      (3,331)          6,683
     Increase in other liabilities                                 4,698          50,627
     Increase in loans held for securitization                  (750,000)
     Proceeds from securitization of credit card loans         1,247,132
     Proceeds from sales of loans held for sale               12,104,569       5,775,157
     Purchases and originations of loans held for
       sale                                                  (13,075,639)     (6,906,534)
     Proceeds from sales of trading account
       securities                                              7,691,160       5,359,053
     Purchases of trading account securities                  (7,570,069)     (5,110,344)
       Net cash used by operating activities                    (278,281)       (724,150)
Investing Activities
  Proceeds from maturities of investment securities               28,918         192,870
  Purchases of investment securities                                (102)         (8,313)
  Sales and maturities of securities available for sale        2,819,257          50,679
  Purchases of securities available for sale                  (2,213,898)         (6,000)
  Net decrease (increase) in loans                               552,398         (64,675)
  Recoveries of loans previously charged-off                      14,588          18,283
  Purchases of premises and equipment                            (40,921)        (11,902)
       Net cash provided by investing activities               1,160,240         170,942
Financing Activities
  Net (decrease) increase in deposits                           (271,555)          4,403
  Net decrease in short-term borrowings                         (815,126)       (173,127)
  Repayment of long-term debt                                    (12,334)           (786)
  Issuance of common stock                                         9,698           5,056
  Payment of cash dividends                                      (28,360)        (19,643)
       Net cash used by financing activities                  (1,117,677)       (184,097)
Decrease in cash and cash equivalents                           (235,718)       (737,305)
Cash and cash equivalents at beginning of period               2,079,424       2,400,880
Cash and cash equivalents at end of period                   $ 1,843,706     $ 1,663,575

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


Statement of Consolidated Cash Flows

    Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. Cash paid for interest during the six months ended June 30, 1994 and 1993 was $137,065 and $96,688, respectively. Cash paid for income taxes during the six months ended June 30, 1994 and 1993 was $39,214 and $37,195, respectively. During the six months ended June 30, 1994 and 1993, $7,281 and $22,286, respectively, was transferred from loans to foreclosed property.


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


    Securities available for sale are summarized as follows:


                                       June 30, 1994            June 30, 1993       December 31, 1993
                                                  Fair                    Fair                    Fair
                                     Cost         Value        Cost       Value        Cost       Value
U.S. Government and
  agency obligations-
   Mortgage-backed securities   $   501,934   $   490,872    $103,544    $111,089   $  47,672   $  50,795
Other                               560,450       560,425     199,422     201,250     199,641     201,125
State and political subdivisions     14,638        15,064
Other                                94,912        86,116         863         863         850         850
     Total                       $1,171,934    $1,152,477    $303,829    $313,202    $248,163    $252,770

Investment Securities
Investment securities are summarized as follows:

                                     June 30, 1994            June 30, 1993              December 31, 1993
                                                Fair                      Fair                        Fair
                                   Cost        Value         Cost        Value           Cost         Value
U.S. Government and
  agency obligations-
     Mortgage-backed securities                           $ 608,485    $  618,896    $  461,345    $  466,151
     Other                                                  866,458       907,446       925,225       964,482
State and political subdivisions $200,051    $210,165       275,189       296,521       258,815       277,456
Other                              20,607      20,607       137,744       129,587       124,230       121,142
     Total                       $220,658    $230,772    $1,887,876    $1,952,450    $1,769,615    $1,829,231

See Securities Available for Sale footnote for discussion of SFAS No. 115.

Income Taxes

    Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

(dollars in thousands) (unaudited)

Recent Accounting Statements

    The Financial Accounting Standards Board recently issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The new statement, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, requires impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market value or the fair value of the collateral if the loan is collateral dependent. The new statement also requires troubled debt restructurings involving a modification of terms be remeasured in a similar manner. The Company is currently evaluating the impact that Statement 114 will have on the Company's future results of operations and financial position. However, management does not expect that this statement will have a materially adverse impact on future results of operations or financial position.


Subsequent Events

    On July 27, 1994, Signet announced plans to spin-off substantially all of its credit card business . Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division will be transferred to OakStone Bank, a newly chartered limited purpose credit card bank. OakStone Bank will, in conjunction with the transfer, become a wholly-owned subsidiary of OakStone Financial Corporation, a wholly-owned subsidiary of Signet (the "Separation"). It is anticipated that accounts representing approximately $335 million, or 5%, of the managed credit card portfolio will be retained by Signet. Concurrently with the Separation, up to 19.9% of the outstanding shares of common stock of OakStone Financial Corporation (the "Common Stock") will be offered in an initial public offering. Signet intends to distribute all of the Common Stock it holds to its stockholders in a tax-free distribution as early as year-end 1994. OakStone Financial Corporation will apply for a listing on the New York Stock Exchange. It is anticipated that the spin-off will enhance shareholder value by creating two strong and independent financial institutions.


    In July 1994, Signet's Board also approved a comprehensive program to improve the performance of its core banking businesses through initiatives to reduce costs and enhance revenues. In connection with the cost reduction measures, Signet anticipates, subject to employee response and other factors, taking special one-time charges in the third quarter related to an early retirement plan, employee severance and the termination of certain data processing contracts, which are estimated to range between $60 million and $70 million in the aggregate. The termination costs of data processing contracts are associated with the Separation of the credit card business. These charges will also be reflected in the "stand alone" financial statements of OakStone Financial Corporation. Signet will contribute additional capital to OakStone Bank equal to the amount of any such charge.

Signet Banking Corporation
Financial Highlights
(dollars in thousands-except per share)

                                                           Three Months Ended                   Six Months Ended
                                                                 June 30           Percent          June 30           Percent
                                                           1994          1993      Change      1994          1993      Change
Earnings
                     Net interest income
                     (taxable equivalent)             $   128,279   $   133,561    (4.0)%  $   258,930   $   267,463    (3.2)%
                     Net interest income                  124,910       129,782     (3.8)      252,126       259,662     (2.9)
                     Net income                            50,385        40,440     24.6       103,498        78,707     31.5

Per Common Share
                     Net income                       $      0.88   $      0.71     23.9   $      1.81   $      1.39     30.2
                     Cash dividends declared                 0.25          0.20     25.0           .50          0.35     42.9
                     Book value                             18.23         15.82     15.2
                     Period-end price                      40 3/8       30 3/16     33.7

Average Daily Balance
                     Assets                           $11,501,436   $11,681,515     (1.5)  $11,406,401   $11,413,567     (0.1)
                     Earning assets                    10,267,207    10,643,674     (3.5)   10,189,866    10,394,125     (2.0)
                     Loans (net of unearned income)     6,344,382     6,511,553     (2.6)    6,290,099     6,271,615      0.3
                     Deposits                           7,768,856     7,757,311      0.1     7,791,992     7,661,990      1.7
                     Core deposits                      7,208,991     7,307,727     (1.4)    7,216,392     7,283,083     (0.9)
                     Common stockholders' equity        1,017,027       867,888     17.2     1,012,122       854,579     18.4
                     Managed credit card portfolio*     6,302,980     3,089,630    104.0     5,884,655     2,808,675    109.5
                     Common shares outstanding         57,357,940    56,871,316      0.9    57,303,052    55,788,538      0.9

Ratios
                     Return on assets                        1.76%         1.39%    26.6          1.83%         1.39%    31.7
                     Return on common
                       stockholders' equity                 19.87         18.69      6.3         20.62         18.57     11.0
                     Net yield margin                        5.01          5.03     (0.4)         5.12          5.19     (1.3)
                     Allowance for loan losses to:
                     Non-performing loans                  616.91        410.98     50.1
                     Non-performing assets                 316.48        199.30     58.8
                     Net loans                               4.29          4.44     (3.4)
                     Non-performing assets to loans
                        and foreclosed properties            1.35          2.20    (38.6)
                     Common equity to assets                 9.58          7.39     29.6

At Period-end
                     Assets                           $10,823,763   $12,044,138    (10.1)
                     Earning assets                     9,559,887    10,991,497    (13.0)
                     Loans (net of unearned income)     5,727,279     5,823,540     (1.7)
                     Deposits                           7,549,058     7,827,717     (3.6)
                     Core deposits                      7,083,856     7,343,171     (3.5)
                     Common stockholders' equity        1,036,851       890,223     16.5
                     Non-performing assets                 77,655       129,741    (40.1)
                     Managed credit card portfolio*     6,589,282     3,406,089     93.5
                     Number of common stockholders         14,716        14,371      2.4
                     Full-time employees                    6,428         5,161     24.5
                     Part-time employees                    1,550         1,283     20.8

*The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans.

The Common Stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."

Table 1
Selected Quarterly Financial Information

                                2nd Qtr       1st Qtr     4th Qtr    3rd Qtr    2nd Qtr
                                 1994          1994        1993       1993        1993
Summary of Operations
(dollars in thousands-except
  per share)
Net interest income (taxable
  equivalent)                    $  128,279 $  130,650 $  133,546 $  144,084 $  133,561
Taxable equivalent adjustment         3,369      3,434      3,790      4,162      3,779
Net interest income                 124,910    127,216    129,756    139,922    129,782
Provision for loan losses             2,999      5,499     10,276     12,501      9,011
Net interest income after
  provision for loan losses         121,911    121,717    119,480    127,421    120,771
Non-interest income                 139,467    128,363    122,156     85,517     81,229
Non-interest expense(1)             186,625    172,109    169,934    147,516    146,809
Income before income taxes           74,753     77,971     71,702     65,422     55,191
Applicable income taxes              24,368     24,858     21,758     19,659     14,751
Net income                       $   50,385 $   53,113 $   49,944 $   45,763 $   40,440
Per share:
  Net income                     $     0.88 $     0.93 $     0.87 $     0.80 $     0.71
  Cash dividends declared              0.25       0.25       0.25       0.20       0.20
Average shares outstanding       57,357,940 57,247,462 57,087,297 57,010,088 56,871,316

Selected Average Balances
(dollars in millions)
Assets                           $   11,501 $   11,310 $   11,601 $   12,035 $   11,682
Earning assets                       10,267     10,112     10,447     10,970     10,644
Investment securities                   226        247      1,790      1,840      1,953
Loans (net of unearned income)        6,344      6,235      6,074      6,210      6,512
Deposits                              7,769      7,815      7,782      7,823      7,757
Core deposits                         7,209      7,224      7,189      7,283      7,308
Interest bearing liabilities          8,699      8,511      8,945      9,516      9,236
Stockholders' equity                  1,017      1,007        939        907        868
Managed credit card
  portfolio(2)                        6,303      5,462      4,663      3,818      3,090

Ratios
Return on average assets               1.76%      1.90%      1.71%      1.51%      1.39%
Return on average common
  stockholders' equity                19.87      21.39      21.09      20.02      18.69
Net loan losses to average
  loans                                0.38       0.36       0.77       0.93       1.40
Net interest spread                    4.51       4.77       4.65       4.81       4.62
Net yield margin                       5.01       5.24       5.07       5.21       5.03
At period-end:
  Allowance for loan losses to:
     Non-performing loans            616.91     521.72     342.63     471.00     410.98
     Non-performing
       assets                        316.48     283.44     217.46     222.41     199.30
     Net loans                         4.29       4.19       4.01       4.42       4.44
  Non-performing assets to
    loans and foreclosed
       properties                      1.35       1.47       1.83       1.97       2.20
  Total stockholders' equity
    to assets                          9.58       8.83       8.14       7.92       7.39
  Total stockholders' equity
    + allowance to loans              22.39      21.23      19.30      20.49      19.73

(1) The second, third and fourth quarters of 1993 included $17.2, $13.7 and $15.6 million of credit card solicitation expenses, respectively.
The first and second quarters of 1994 included $21.4 and $24.2 million of credit card solicitation expense, respectively.

(2) The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans.

Table 2
Net Interest Income Analysis
Taxable Equivalent Basis (in thousands)





                            Second Quarter 1994 Compared    Second Quarter 1994 Compared         YTD June 1994 Compared
                             with Second Quarter 1993         with First Quarter 1994              with YTD June 1993

                          Increase       Change due to*     Increase       Change due to*      Increase        Change due to*
                         (Decrease)     Rate       Volume  (Decrease)    Rate       Volume    (Decrease)      Rate      Volume
Interest income:
  Loans, including
    fees                 $ (7,217)   $ (7,150)   $    (67)   $ 4,084    $   297    $ 3,787    $ (11,387)   $ (12,225)   $    838
  Securities
    available for sale     12,023        (787)     12,810     (7,606)    (2,382)    (5,224)      31,137       (1,300)     32,437
  Investment
    securities            (25,832)        604     (26,436)      (492)        40       (532)     (52,560)         369     (52,929)
  Other earning
    assets                 15,375       2,425      12,950     10,539        664      9,875       22,337        4,242      18,095
     Total interest income (5,651)     (5,340)       (311)     6,525      2,030      4,495      (10,473)      (7,435)     (3,038)
Interest expense:
  Interest bearing
    deposits                  489         398          91      2,204      2,502       (298)       2,782        2,070         712
  Fed funds and
    repurchase
     agreements             2,210       3,583      (1,373)     5,283      3,675      1,608         (199)       3,335      (3,534)
Other short-term
  borrowings               (2,807)       (644)     (2,163)     1,092        369        723       (3,600)      (1,217)     (2,383)
Long-term borrowings         (261)        427        (688)       317        376        (59)        (923)         368      (1,291)

  Total interest expense     (369)      2,870      (3,239)     8,896      7,362      1,534       (1,940)       4,250      (6,190)
Net interest income      $ (5,282)   $ (4,950)   $   (332)  $ (2,371)   $(4,758)   $ 2,387   $   (8,533)  $   (7,818)  $    (715)

*The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company listed on the New York Stock Exchange under the symbol SBK. At June 30, 1994, Signet had assets of $10.8 billion and operated banking subsidiaries (240 full-service banking offices and 244 automated teller machines) in Virginia (Signet Bank/ Virginia), Maryland (Signet Bank/Maryland) and Washington, D.C. (Signet Bank, N.A.) and several non-banking subsidiaries. The Company has gained national prominence as an issuer and servicer of credit cards. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia. Signet's credit card business operates nationally.

    On July 27, 1994, Signet announced plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/ Virginia's credit card division will be transferred to OakStone Bank, a newly chartered limited purpose credit card bank. OakStone Bank will, in conjunction with the transfer, become a wholly-owned subsidiary of OakStone Financial Corporation, a wholly-owned subsidiary of Signet (the "Separation"). It is anticipated that accounts representing approximately $335 million, or 5%, of the managed credit card portfolio will be retained by Signet. Concurrently with the Separation, up to 19.9% of the outstanding shares of common stock of OakStone Financial Corporation (the "Common Stock") will be offered in an initial public offering. Signet intends to distribute all of the Common Stock it holds to its stockholders in a tax-free distribution as early as year-end 1994. OakStone Financial Corporation will apply for a listing on the New York Stock Exchange. It is anticipated that the spin-off will enhance shareholder value by creating two strong and independent financial institutions.

    Signet also announced a comprehensive program to improve the performance of its core banking businesses through initiatives to reduce costs and enhance revenues. In connection with the cost reduction measures, Signet anticipates taking special one-time charges in the third quarter related to an early retirement plan, employee severance and the termination of certain data processing contracts, which are estimated to range between $60 million and $70 million in the aggregate.

    The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document.


Earnings Analysis

    For the second quarter of 1994, consolidated net income totaled $50.4 million, or $.88 per share, a substantial increase from net income of $40.4 million, or $.71 per share, for the same quarter last year. Earnings for the six months periods were $103.5 million, or $1.81 per share, and $78.7 million, or $1.39 per share, in 1994 and 1993, respectively. The earnings for the 1994 second quarter compared with second quarter 1993 reflected increases in non-interest sources of revenue (credit card servicing income and credit card service charges) and a reduction in the loan loss provision due to improvement in asset quality. In addition, the Company continued its successful credit card solicitation program, which resulted in solicitation expenses for the

1994 second quarter increasing to $24.2 million from $17.3 million in the second quarter of 1993. Also, during the quarter, Signet recognized $3.3 million of net gains on securities available for sale compared with nominal net gains during the same quarter last year. For the first half of 1994, credit card solicitation expenses were $45.6 million, compared with $26.5 million in the same period of 1993. Securities available for sale transactions resulted in net gains for the first six months of 1994 totaling $3.0 million compared with $1.7 million of net gains for the same period last year.

    Key profitability ratios reflected the high level of earnings for the second quarter of 1994. The return on assets (ROA) was an impressive 1.76% for the second quarter and 1.83% for the first half of 1994, while the return on common stockholders' equity (ROE) was also strong at 19.87% and 20.62% for the same respective periods. This represented a significant improvement over the comparable ROA and ROE ratios for the 1993 second quarter and first half.


Net Interest Income
Taxable equivalent net interest income, the principal component of earnings, totaled $128.3 million for the second quarter and $258.9 million for the first half of 1994, slightly lower than the same periods last year. The net yield margin for the second quarter and first half of 1994 fell 2 and 7 basis points from the same periods in 1993, respectively. The decline in the net yield margin from 1993 is primarily due to a lower yield on the total on-balance sheet portfolio of credit card loans. Although the average balance increased $607.8 million, the overall yield on this portfolio fell to 10.54% from the 11.97% reported in the second quarter of 1993. The yield on credit card loans declined due to rapid growth in low introductory rate credit card products. In most of its recent marketing programs, Signet has offered accounts with low introductory rates for some initial period which revert to a higher rate after the initial period expires. For selected introductory rate accounts, all or part of the

Table 3
Analysis of Net Yield Margin

       First Quarter 1994 versus Second Quarter 1994

Net Yield for First Quarter 1994                   5.24%
Higher funding costs                              (0.38)
Decline in average balance of
  lower yielding assets                            0.11
Securitization of credit card loans in June 1994  (0.04)
Change in on balance sheet credit card
  (volume and yield-net)                           0.03
Other (net)                                        0.05

Net Yield for Second Quarter 1994                  5.01%


rate increase following the initial period may be waived, leading to continued downward pressure on yields. Table 3 analyzes the change in the net yield margin from first quarter 1994 to second quarter 1994. An approximate basis point impact was calculated for each item noted. The decline in the net interest spread and the net interest margin from the first quarter of 1994 was primarily due to an increase in funding rates. The second quarter 1994 net interest margin benefited somewhat from a decline in the average balance of lower yielding earning assets, such as securities available for sale.

    Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At June 30, 1994, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $3.3 billion of interest rate swaps, $650 million of interest rate floors and $425 million of interest rate caps. Interest rate derivative products contributed 53 basis points to the second quarter 1994 margin compared with 76 basis points in the first quarter 1994. The total income from these contracts decreased from $19.4 million in the first quarter of 1994 to $13.6 million in the current quarter.

    Credit card securitizations also have an effect on net interest income and the net yield margin. Adjusting for all securitizations, net interest income in the second quarter of 1994 would have been $197.9 million, or 19.2 percent higher than the comparable 1993 figure of $166.0 million. For a detailed analysis of this effect, see the Credit Card Business section elsewhere in this report.


Provision and Allowance for Loan Losses

    Reflecting the continued positive trends in credit quality, the provision for loan losses was $3.0 million for the second quarter of 1994 down significantly from $9.0 million for the same period last year and $5.5 million for the first quarter of 1994. For the second quarter of 1994, net charge-offs totaled $6.1 million, also down from $22.7 million in the same quarter of 1993 and up slightly from $5.6 million in the 1994 first quarter. For the six months, net charge-offs decreased from $30.5 million in 1993 to $11.7 million in 1994. As a percentage of average loans, second quarter net loan losses declined 102 basis points from the comparable period in 1993 and rose 2 basis points from the 1994 first quarter. The majority of the commercial loan charge-offs in the first quarter of 1994 related to one large commercial credit which was sold early in 1994, well within the loan's allocated allowance. Real estate-construction and real estate-mortgage loans experienced net recoveries for the first half of 1994, in contrast to the same period of 1993. Substantial growth of the credit card portfolio caused the

Table 4
Statement of Changes in Allowance For Loan Losses
(dollars in thousands)

                                                     Three Months Ended              Six Months Ended
                                                     June 30          March 31             June 30
                                               1994        1993         1994          1994         1993
Balance at beginning of period              $250,477     $273,283     $253,313     $253,313     $265,536
Provision for loan losses                      2,999        9,011        5,499        8,498       24,509
Transfer to loans held for securitization     (1,619)      (1,000)      (2,750)      (4,369)      (1,000)
Loans charged off:
  Commercial                                   3,310        3,206        4,750        8,060        8,807
  Credit card                                  7,831       10,397        8,288       16,119       20,536
  Other consumer                                 573          822          640        1,213        1,434
  Real estate-construction                                 13,784                                 15,329
  Real estate-mortgage*                          462        2,280          412          874        2,651
     Total loans charged off                  12,176       30,489       14,090       26,266       48,757
Recoveries of loans previously charged off:
  Commercial                                   1,490        2,665        3,128        4,618        8,213
  Credit card                                  3,328        4,353        3,258        6,586        8,584
  Other consumer                                 289          365          237          526          720
  Real estate-construction                       884          352          225        1,109          545
  Real estate-mortgage*                           92           31        1,657        1,749          221
     Total recoveries                          6,083        7,766        8,505       14,588       18,283
Net loans charges off                          6,093       22,723        5,585       11,678       30,474
Balance at end of period                    $245,764     $258,571     $250,477     $245,764     $258,571
Net loan losses (annualized) as a percentage of average loans:
Commercial                                       .35%         .10%         .30%         .32%         .06%
Other consumer                                   .08          .16          .12          .10          .12
Real estate                                     (.23)        5.29         (.62)        (.43)        2.84
  Subtotal                                       .14         1.51          .05          .10          .83
Credit card                                      .93         1.16         1.10         1.01         1.33
  Total                                          .38%        1.40%         .36%         .37%         .97%
Allowance for loan losses to net loans at end of period                   4.19%        4.29%        4.44%

*Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

percentage of net credit card losses to average credit card loans on balance sheet to decline for the second quarter of 1994 from the same period in 1993 and from the 1994 first quarter. The growth of the credit card portfolio notwithstanding, Signet believes that the credit quality of the portfolio has improved as a result of improvements in Signet's information-based strategy, as well as improved economic conditions. Net losses for the first half of 1994 on the total managed credit card portfolio, which included securitized receivables, were 1.58% of total average managed credit card loans, compared with 2.82% reported for the same period in 1993. The low level of credit card losses reflects management's attention to the diversification of the portfolio as well as the quality of Signet's credit card underwriting standards and collection efforts. The low credit card charge-off ratios are also influenced by the high growth in new accounts, some of which have not aged sufficiently to experience any significant charge-offs.

    At June 30, 1994, the reserve for foreclosed properties totaled $2.3 million, a decrease of $3.5 million from December 31, 1993, the result of write-downs on foreclosed properties taken in the first six months of 1994.

    The allowance for loan losses at June 30, 1994 was $245.8 million, or 4.29% of net loans, compared with $258.6 million, or 4.44% of net loans, at June 30, 1993 and $250.5 million, or 4.19%, at March 31, 1994. The decrease from June 30, 1993 primarily reflected charge-offs taken on real estate related loans during 1993. In general, to determine the appropriate level of allowance for loan losses, management identifies and examines the commercial, real estate and large consumer loans warranting attention on a monthly basis and reviews factors such as the credit worthiness of the borrower, the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower. Based on this information and action plans provided by the lending units, Signet's Credit Risk Management Division determines the aggregate level of the allowance according to the distribution of the loan risk classifications. The credit card portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies, projected charge-offs by loan solicitation tranche, bankruptcies and loan volume. Management believes that more recent credit card solicitations have produced higher credit quality accounts than past solicitations and that, as a result of improved economic conditions, the credit quality of the more seasoned credit card accounts has also improved. The remaining loan portfolio (unclassified commercial, real estate and consumer loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on risk ratings and the factors listed above. The allocation shown in Table 5 is a general allowance applicable to the entire loan portfolio and should not be interpreted as a prediction of future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.

Table 5
Allowance for Loan Loss Allocation
(dollars in thousands)

                                June 30, 1994
                                            Percentage of
                          Allowance       Allowance to Loans
                            Amount        in Each Category
Commercial                 $ 20,380                .96%
Credit Card                  63,500               4.89
Other Consumer                3,070                .22
Real Estate                  75,242               8.51
Unallocated                  83,572
Total                      $245,764               4.29%


Table 6
Non-Interest Income and Expense
(dollars in thousands)

                                                          Three Months Ended            Six Months Ended
                                                      June 30             March 31           June 30
                                                 1994         1993          1994        1994         1993

Non-interest income:
  Credit card servicing income                 $ 77,469     $ 30,438     $ 76,537     $154,006     $ 60,300
  Credit card service charges                    18,566       15,177       15,448       34,014       26,562
  Service charges on deposit accounts            18,106       16,135       15,697       33,803       32,181
  Trust income                                    4,869        4,577        4,801        9,670        9,001
  Mortgage servicing and origination              4,601        6,761        5,645       10,246        9,888
  Trading losses (net)                             (266)      (1,696)        (451)        (717)          (5)
  Other service charges and fees                  4,064        3,689        3,728        7,792        7,239
  Other                                           8,748        6,102        7,238       15,986       10,783
     Non-interest operating income              136,157       81,183      128,643      264,800      155,949
  Securities available for sale gains (losses)    3,265                      (212)       3,053        1,665
  Investment securities gains (losses)               45           46          (68)         (23)         149
     Total non-interest income                 $139,467     $ 81,229     $128,363     $267,830     $157,763

Non-interest expense:
  Salaries                                     $ 64,345     $ 50,165     $ 59,941     $124,286     $ 99,799
  Employee benefits                              17,989       14,857       18,062       36,051       30,438
     Total staff expense                         82,334       65,022       78,003      160,337      130,237
  Credit card solicitation                       24,250       17,257       21,387       45,637       26,510
  Travel and communications                      13,546        8,351       13,317       26,863       16,281
  Supplies and equipment                         13,095        9,195       11,999       25,094       18,832
  External data processing services              12,128        7,846       11,279       23,407       15,788
  Occupancy                                      10,855       10,090       10,711       21,566       18,968
  Professional services                           6,069        3,749        4,280       10,349        6,806
  Public relations, sales and advertising         4,824        4,028        4,268        9,092        8,830
  FDIC assessment                                 4,248        4,728        3,891        8,139        9,461
  Credit and collection                           3,088        2,453        2,653        5,741        4,848
  Foreclosed property                               810        5,680         (216)         594        7,824
  Other                                          11,378        8,410       10,537       21,915       16,481
     Total non-interest expense                $186,625     $146,809     $172,109     $358,734     $280,866

14

Non-Interest Income
For the second quarter of 1994, non-interest income rose 72% from the same quarter in 1993 to $139.5 million. The primary sources of growth were increases in credit card servicing income and credit card service charges. Credit card servicing income rose $47.0 million from the 1993 second quarter to $77.5 million primarily as a result of the 1993 and 1994 securitizations. This category houses the income received from servicing the $4.5 billion of securitized credit card receivables ($500 million in September, 1990, $500 million in March, 1991, $1.2 billion in September, 1993, $1.1 billion in December, 1993 and $1.2 billion in June, 1994). The $3.4 million increase in income from credit card service charges for the second quarter of 1994 compared with the same time period in 1993 was attributable to the large increase in credit card outstandings resulting from the success of Signet's credit card solicitation program. Mortgage servicing and origination fee income declined 32% and 19% from the second quarter of 1993 and first quarter of 1994, respectively, to $4.6 million as a result of a significant decrease in mortgage loan volume resulting from rising rates. For the second quarter of 1994, Signet incurred trading losses of $.3 million, an improvement from $1.7 million of losses in the 1993 second quarter. In the second quarter of 1994, $3.3 million of net gains were recognized on transactions in the securities available for sale portfolio. There were no such net gains for the second quarter of 1993. Nominal net gains were recognized in the second quarter of 1994 and 1993 on investment securities that were called.

    For the first six months of 1994 non-interest income grew $110.1 million or 70% from the same period of 1993 to $267.8 million. A $93.7 million increase in credit card servicing income due to the 1993 and 1994 securitizations and a $7.5 million increase in credit card service charges due to higher volume were the primary contributing factors for the growth in non-interest income.


Non-Interest Expense
Total non-interest expense for the second quarter and first half of 1994 was $186.6 million and $358.7 million, respectively, representing increases of 27% and 28% from the same periods in 1993. When comparing the second quarter and first half of 1994 to the same periods in 1993, increases occurred in all the major categories except foreclosed property and FDIC assessment. The lower amount of foreclosed property expense in 1994 reflected lower writedowns/provisions and reduced costs to maintain and operate these properties. Much of the increase in non-interest expense was the result of the continuation of the credit card solicitation program and the growth in the credit card business. Excluding direct costs related to credit card, non-interest expense during the second quarter and first half of 1994 rose 6% compared to the same periods in 1993. Greater salary expense resulted mainly from increased staffing to support the significant growth in the credit card business. The number of full-time equivalent employees rose 24% from second quarter of 1993. Total salary and employee benefits increased $17.3 million and $30.1 million from the second quarter and first half of 1993 to the same periods in 1994. The overall increase in employee benefits reflected the increase in staff levels and the rising cost of medical insurance and other benefits. For the 1994 second quarter and first half, expenses associated with the credit card solicitation program were $24.3 million and $45.6 million, respectively, representing increases of $7.0 million and $19.1 million from the comparable periods of 1993. Management expects to incur solicitation expense in the future as they continue to invest in the credit card business. Subsequent to the Separation, OakStone Bank will be responsible for solicitation expenses associated with increasing OakStone Bank's credit card portfolio. Travel and communication expense for 1994 reflects not only an increase in the credit card area, but also increases related to student loan, home equity line and home mortgage solicitations. The other non-interest expense categories reflected the costs associated with increased business volume, primarily in the credit card business.

    Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the first six months of 1994 was 68.1% compared with 66.1% for the same period 1993. Excluding the amount of foreclosed property expense from non-interest expense causes the ratio to change to 68.0% and 64.2% for the respective time periods. Considering that charge-offs on securitized credit card loans reduce credit card servicing income, operating income, for the purpose of calculating the efficiency ratio, should exclude the negative impact of these charge-offs. Making this adjustment to revenue reduces the ratio to 63.9% for 1994 compared with 60.3% for the first half of 1993.

    In an effort to lower the efficiency ratio, in July 1994, Signet's Board approved a plan implementing a comprehensive core bank improvement program that will focus on cost reductions and revenue initiatives. Signet expects to take special one-time charges during the third quarter in connection with cost-reduction measures (an early retirement plan and employee severance) and termination of certain data processing services related to the separation of the credit card business. Subject to employee response and other factors, it is anticipated that these charges in the aggregate may range between $60 million and $70 million on a pre-tax basis.


Income Taxes
Signet recorded income tax expense of $24.4 million for the quarter and $49.2 million for the six months ended June 30, 1994 compared with $14.8 million and $33.3 million for the same periods of 1993. The increase in tax expense was principally due to the significant increase in taxable income and the continued decline in the level of tax-exempt income. The effective tax rate for the second quarter of 1994 was 33% compared with 27% for the same period of 1993. The effective tax rate for the first half of 1994 was 32% compared with 30% for the first half of 1993. The lower effective tax rate in the 1993 second quarter and first half resulted primarily from recording certain tax-free income relating to company-owned life insurance.

Table 7
Consolidated Average Balance Sheet
(dollars in thousands)

                                                                                       Three Months Ended
                                                                             June 30
                                                             1994                                  1993
                                             Average        Income/    Yield/       Average       Income/
                                             Balance        Expense     Rate        Balance       Expense
Assets
Earning assets (tax equivalent basis):*
 Interest bearing deposits with other banks $   247,936     $  2,952     4.71%    $   269,593     $  3,124
   Federal funds and resale agreements          856,757        8,674     4.01         795,957        5,943
   Trading account securities                   272,872        4,747     6.98         560,346        8,499
   Loans held for securitization                755,494       17,848     9.45          10,989          278
   Loans held for sale                          212,378        3,115     5.80         230,060        4,117
   Securities available for sale              1,351,368       16,529     4.84         312,240        4,506
   Investment securities-taxable                 20,942          307     5.86       1,674,535       24,275
   Investment securities-nontaxable             205,078        6,231    12.15         278,401        8,095
   Loans (net of unearned income):
      Commercial                              2,108,076       40,103     7.63       2,077,010       38,388
      Credit card                             1,941,897       53,255    10.97       2,078,630       62,250
      Other consumer                          1,384,050       26,681     7.70       1,170,053       23,517
      Real estate-construction                  262,844        5,248     7.90         496,133        8,423
      Real estate-commercial mortgage           573,203       12,390     8.67         608,619       11,776
      Real estate-residential mortgage           74,312        1,514     8.15          81,108        2,054
        Total loans                           6,344,382      139,191     8.80       6,511,553      146,408
Total earning assets                         10,267,207     $199,594     7.80%     10,643,674     $205,245
Non-rate related assets:
  Cash and due from banks                       499,712                               453,824
  Allowance for loan losses                    (248,846)                             (267,890)
  Premises and equipment (net)                  238,529                               199,699
  Other assets                                  744,834                               652,208
Total assets                                $11,501,436                           $11,681,515

Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Deposits:
     Money market and interest checking     $ 1,022,071     $  5,605     2.20%    $   949,196     $  5,717
     Money market savings                     1,669,819       11,381     2.73       1,757,606       11,401
     Savings accounts                           981,676        7,751     3.17         744,145        5,728
     Savings certificates                     1,972,308       13,993     2.85       2,465,002       16,968
     Large denomination certificates            344,830        3,635     4.17         257,811        2,613
     Foreign                                    215,035        2,112     3.89         191,773        1,561
       Total interest bearing deposits        6,205,739       44,477     2.87       6,365,533       43,988
  Federal funds and repurchase agreements     1,905,695       18,510     3.84       2,070,308       16,300
  Other short-term borrowings                   333,315        4,145     4.92         502,876        6,952
  Long-term borrowings                          254,007        4,183     6.51         297,415        4,444
Total interest bearing liabilities            8,698,756     $ 71,315     3.29%      9,236,132     $ 71,684
Non-interest bearing liabilities:
  Demand deposits                             1,563,117                             1,391,778
  Other liabilities                             222,536                               185,717
Common stockholders' equity                   1,017,027                               867,888
Total liabilities and stockholders' equity  $11,501,436                           $11,681,515
Net interest spread                                                      4.51%
Interest income to average earning assets                                7.80%
Interest expense to average earning assets                               2.79
Net yield margin                                                         5.01%

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.



                                                                                                     Six Months Ended
                                                        March 31                                        June 30
                                                          1994                         1994                          1993
                                   Yield/      Average   Income/ Yield/    Average    Income/  Yield/     Average   Income/ Yield/
                                    Rate       Balance   Expense  Rate     Balance    Expense   Rate      Balance   Expense  Rate

Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with
     other banks                      4.58% $   260,623  $  2,571  3.95% $   254,244  $   5,523  4.32% $   290,456  $  6,390  4.38%
   Federal funds and resale
     agreements                       2.95      607,287     4,950  3.26      732,711     13,624  3.70      730,908    11,110  3.02
   Trading account securities         6.08      286,083     5,640  8.00      279,441     10,387  7.50      603,161    17,905  5.99
   Loans held for securitization     10.12      344,445     7,875  9.15      551,105     25,723  9.34        5,525       278 10.06
   Loans held for sale                7.08      356,398     5,761  6.47      283,990      8,876  6.22      176,663     6,113  6.88
   Securities available for sale      5.71    1,775,042    24,135  5.44    1,562,035     40,664  5.18      321,308     9,527  5.90
   Investment securities-taxable      5.80       26,886       385  5.71       23,898        692  5.79    1,711,980    49,740  5.84
   Investment securities-
     nontaxable                      11.63      219,689     6,645 12.10      212,343     12,876 12.13      282,509    16,388 11.60
   Loans (net of unearned income):
      Commercial                      7.41    2,141,690    40,985  7.76    2,124,790     81,089  7.70    2,079,354    79,414  7.70
      Credit card                    11.98    1,827,581    50,776 11.11    1,885,055    104,031 11.04    1,803,150   112,342 12.46
      Other consumer                  8.05    1,319,627    25,274  7.70    1,352,016     51,955  7.71    1,175,134    47,546  8.14
      Real estate-construction        6.72      293,423     5,241  7.14      278,049     10,490  7.50      512,022    17,911  6.96
      Real estate-commercial
        mortgage                      7.76      580,572    11,015  7.69      576,868     23,404  8.18      622,077    24,453  7.93
      Real estate-residential
        mortgage                     10.13       72,317     1,816 10.04       73,321      3,330  9.08       79,878     4,020 10.07
        Total loans                   9.02    6,235,210   135,107  8.79    6,290,099    274,299  8.79    6,271,615   285,686  9.19
Total earning assets                  7.73%  10,111,663  $193,069  7.74%  10,189,866  $ 392,664  7.77%  10,394,125  $403,137  7.82%
Non-rate related assets:
  Cash and due from banks                       489,161                      494,466                       442,225
  Allowance for loan losses                    (252,360)                    (250,593)                     (269,216)
  Premises and equipment (net)                  224,308                      231,458                       199,492
  Other assets                                  737,538                      741,204                       646,941
Total assets                                $11,310,310                  $11,406,401                   $11,413,567

Liabilities and Stockholders'
  Equity
Interest bearing liabilities:
  Deposits:
     Money market and interest
       checking                       2.42% $ 1,021,613  $  5,552  2.20% $ 1,021,843  $  11,157  2.20% $   939,478  $ 11,429  2.45%
     Money market savings             2.60    1,699,044    11,318  2.70    1,684,351     22,699  2.72    1,783,210    23,480  2.66
     Savings accounts                 3.09      910,572     6,948  3.09      946,321     14,699  3.13      719,343    11,196  3.14
     Savings certificates             2.76    2,036,432    13,050  2.60    2,004,193     27,043  2.72    2,464,934    30,671  2.51
     Large denomination
       certificates                   4.01      328,939     3,224  3.92      336,928      6,859  4.05      234,343     4,878  4.14
     Foreign                          3.22      262,572     2,181  3.32      238,672      4,293  3.58      144,564     2,314  3.18
       Total interest
         bearing deposits             2.77    6,259,172    42,273  2.74    6,232,308     86,750  2.81    6,285,872    83,968  2.69
  Federal funds and repurchase
    agreements                        3.11    1,718,941    13,227  3.08    1,812,834     31,737  3.48    2,025,539    31,936  3.14
  Other short-term borrowings         5.47      275,074     3,053  4.44      304,355      7,198  4.70      400,558    10,798  5.36
  Long-term borrowings                5.91      258,266     3,866  5.99      256,125      8,049  6.25      297,588     8,972  6.00
Total interest bearing liabilities    3.11%   8,511,453  $ 62,419  2.97%   8,605,622  $ 133,734  3.13%   9,009,557  $135,674  3.04%
Non-interest bearing liabilities:
  Demand deposits                             1,556,213                    1,559,684                     1,376,118
  Other liabilities                             235,482                      228,973                       173,313
Common stockholders' equity                   1,007,162                    1,012,122                       854,579
Total liabilities and stockholders'
  equity                                    $11,310,310                  $11,406,401                   $11,413,567
Net interest spread                   4.62%                        4.77%                         4.64%                        4.78%
Interest income to average earning
  assets                              7.73%                        7.74%                         7.77%                        7.82%
Interest expense to average earning
  assets                              2.70                         2.50                          2.65                         2.63
Net yield margin                      5.03%                        5.24%                         5.12%                        5.19%

Financial Condition

    Earning assets averaged $10.3 billion for the second quarter and $10.2 billion for the first half of 1994, a slight decrease from the same periods last year. Average investment securities declined $1.7 billion, or 88%, and average securities available for sale rose $1.0 billion from the prior year's second quarter as approximately $1.5 billion of securities were reclassified from investment securities to securities available for sale when Signet adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at the beginning of 1994. Credit card loans held for securitization averaged $755 million for second quarter 1994, up from $11 million for the previous year. These assets were reclassified from the credit card loan category in anticipation of credit card loan securitizations. Total loans averaged $6.3 billion for the quarter, reflecting a 3% decline from the second quarter in 1993. Average credit card loans on the balance sheet, including held for securitization, increased 24% to $2.7 billion as a result of the success of Signet's solicitation program. The rise in other consumer loans resulted from a $229 million growth in student loans. The loan category experiencing the largest decline from the second quarter of 1993 was real estate-construction, down 47% to $263 million. Average real estate-commercial mortgage loans declined 6% to $573 million and real estate-residential mortgages were down 8% to $74 million. The decline in construction loans was principally the result of management's continued desire to reduce the level of risk real estate asset exposure. The yield on earning assets was 7.80% for the quarter and 7.77% for the first half of 1994, compared with 7.73% and 7.82% in the prior year's respective periods.

    Average interest bearing liabilities totaled $8.7 billion, up 2% from the first quarter of 1994 and down 6% from the corresponding time period in 1993. Savings certificates decreased $493 million, or 20% and $461 million, or 19%, from the second quarter and first half of 1993, as depositors responded to lower interest rates by shortening the maturities of their investments and transferring their funds into money market and demand products. Additionally, money market savings declined $88 million, or 5%, and $99 million, or 6%, from the second quarter and first half of 1993, respectively. Deposit categories experiencing increases as a result of the factors noted above included money market and interest checking and savings accounts. Foreign deposits and large denomination certificates also rose $23 million and $87 million, respectively, from the second quarter of 1993. Average core deposits remained relatively stable when comparing second quarter and first half of 1994 with the same periods of 1993. Purchased funds, which include large denomination certificates, foreign deposits, federal funds and repurchase agreements and other short-term and long-term borrowings averaged $3.1 billion for the 1994 second quarter, down $267 million from the comparable 1993 period and up $209 million from the first quarter of 1994. The higher level of purchased funds in the second quarter of 1994 compared with the first quarter was to temporarily fund the growth in credit card receivables prior to securitization. Subsequent to the Separation and the public offering of the Common Stock, it is anticipated that OakStone Bank will begin to assume responsibility for its funding needs. The average rate on interest bearing liabilities rose 18 basis points when compared with the second quarter of 1993 and increased 32 basis points from the first quarter of 1994 due to a rise in market rates and lower income from derivative products.


Credit Card Business

    As noted in the introduction to this discussion, designated assets of Signet Bank/Virginia's credit card division will be transferred to a new limited purpose bank which is intended to be spun-off. Excluded from such transfer will be approximately $335 million of credit card receivables located in Signet's regional market area. The following discussion gives no effect to these proposed transactions.

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

    The Company has invested heavily over the past five years in a sophisticated information-based strategy for originating and managing credit card accounts. Signet uses this strategy to develop improved credit risk models which management believes increase the credit quality of new solicitations. Signet's credit card business continues to benefit significantly from its information-based strategy. The managed credit card portfolio (which includes securitized receivables) increased by $3.2 billion, or 93%, from June 30, 1993 and by $699 million, or 12%, from March 31, 1994. Absolute dollars of net loan losses, on a managed portfolio basis, also rose from $40.3 million for the first six months of 1993 to $46.8 million for the same time period of 1994. However, the ratio of charge-offs to average loans fell from 2.82% for the first six months of 1993 to 1.58% for 1994, as a result of the substantial increase in the size of the portfolio. Many of the new accounts may not have aged sufficiently to experience significant charge-offs. Signet also believes that the improved charge-off ratio is evidence of the high credit quality of the accounts obtained through the solicitation program, the improved credit quality of the more seasoned accounts in the portfolio as well as improved economic conditions.

Table 8
Managed Credit Card Portfolio Delinquencies*
(dollars in thousands)


                 June 30               March 31             December 31           September 30             June 30
                   1994                  1994                   1993                  1993                   1993
Number
of Days    Delinquent               Delinquent            Delinquent            Delinquent             Delinquent
Delinquent   Amount    Percent       Amount   Percent      Amount   Percent      Amount   Percent       Amount     Percent
30-59 days $ 59,281      .89%      $ 50,461    .85%      $ 52,099   1.01%      $ 44,810   1.02%       $ 42,620     1.23%
60-89 days   29,817      .44         27,575    .46         28,236    .55         24,516    .56          24,345      .70
90+ days     52,124      .78         50,278    .84         50,359    .98         48,881   1.12          49,265     1.43
Total      $141,222     2.11%      $128,314   2.15%      $130,694   2.54%      $118,207   2.70%       $116,230     3.36%

* The portfolio for this schedule includes the managed credit card portfolio as well as an immaterial amount of credit line loans serviced on the bank card system.

    The high quality of the credit card portfolio is also reflected in loan delinquency data. The total managed credit card loans sixty days or more past due ratio dropped to 1.22% of related loans at June 30, 1994 from 1.30% at March 31, 1994, while the dollar amount rose from $78 million to $82 million at the same respective dates. Usually new accounts initially exhibit a rising trend of delinquency and credit losses which peaks and then declines to a more steady state of delinquency and losses. This steady state is generally reached within three years. Accordingly, there can be no assurance that Signet's managed loan portfolio will not experience increased levels of delinquency and losses as the average age of Signet's accounts increases. However, a large portion of the new accounts are balance transfer accounts, which, Signet believes, have characteristics resembling more seasoned accounts. Refer to Table 8 for a summary of delinquency data related to credit card loans. New account solicitations represent a diversity of product offerings, largely targeted at lower risk consumers. Management is committed to continually increasing sophistication in all areas of risk management.

    Signet's managed credit card portfolio is comprised of credit card loans, credit card loans held for securitization and securitized credit card receivables. Securitized credit card receivables are not assets of the Company and, therefore, are not shown on the balance sheet. See Table 9 for a summary of Signet's managed credit card portfolio.

    Securitization is the transformation of a pool of credit card receivables into marketable securities. Credit card receivables are transferred to a trust and interests in the trust are sold to investors for cash. The securitization of credit card receivables is an effective balance sheet management tool for facilitating the credit card growth. Such securitizations reduce the net yield margin and provision for loan losses and increase non-interest income, but the net effect on Signet's earnings is minimal, while increasing the return on assets. Signet's Credit Card Division services the related credit card accounts after the receivables are securitized. Because securitization changes Signet's involvement from that of a lender to that of a loan servicer, there is a change in how the revenue is reported on the income statement. For securitized receivables, amounts that would previously have


Table 9
Managed Credit Card Portfolio
(dollars in thousands)


                                                                              Three Months Ended
                                                   June 30       March 31     December 31   September 30   June 30
                                                    1994          1994           1993          1993         1993
Period-end balances:
   On balance sheet loans held for securitization $  750,000    $1,000,000                  $  750,000    $1,000,000
   On balance sheet loans                          1,299,627     1,600,756    $1,808,515     1,348,928     1,406,089
   Securitized loans                               4,539,655     3,289,656     3,289,656     2,186,580     1,000,000
Total period-end managed portfolio                $6,589,282    $5,890,412    $5,098,171    $4,285,508    $3,406,089
Average balances:
   On balance sheet loans held for securitization $  755,494    $  344,445    $  554,348    $  997,283    $   11,000
   On balance sheet loans                          1,941,897     1,827,581     1,631,570     1,820,507     2,078,630
   Securitized loans                               3,605,589     3,289,656     2,476,613     1,012,898     1,000,000
Total average managed portfolio                   $6,302,980    $5,461,682    $4,662,531    $3,830,688    $3,089,630

Table 10
Impact of the Credit Card Securitizations
(dollars in thousands)


                                                              Three Months Ended
                                      June 30         March 31        December 31    September 30     June 30
                                       1994            1994              1993           1993            1993
Statement of Consolidated Income
  (as reported)
Net interest income                 $   124,910     $   127,216     $   129,756     $   139,922     $   129,782
Provision for loan losses                 2,999           5,499          10,276          12,501           9,011
Non-interest income                     139,459         128,363         122,156          85,517          81,229
Non-interest expense                    186,625         172,109         169,934         147,516         146,809
Income before income taxes          $    74,745     $    77,971     $    71,702     $    65,422     $    55,191
Adjustments for Securitizations
Net interest income                 $    72,943     $    73,492     $    61,006     $    35,431     $    36,255
Provision for loan losses                17,755          16,116          15,959          13,783          14,507
Non-interest income                     (55,188)        (57,376)        (45,047)        (21,648)        (21,748)
Non-interest expense                          -               -               -               -               -
Income before income taxes          $         -     $         -     $         -     $         -     $         -
Managed Statement of Income
  (adjusted)
Net interest income                 $   197,853     $   200,708     $   190,762     $   175,353     $   166,037
Provision for loan losses                20,754          21,615          26,235          26,284          23,518
Non-interest income                      84,271          70,987          77,109          63,869          59,481
Non-interest expense                    186,625         172,109         169,934         147,516         146,809
Income before income taxes          $    74,745     $    77,971     $    71,702     $    65,422     $    55,191
As reported:
  Average earning assets            $10,267,207     $10,111,663     $10,446,944     $10,970,422     $10,643,674
  Return on assets                         1.78%           1.90%           1.71%           1.51%           1.39%
  Net yield margin                         5.01            5.24            5.07            5.21            5.03
Including securitized credit cards:
  Average earning assets            $13,872,796     $13,401,319     $12,923,557     $11,983,320     $11,643,674
  Return on assets                         1.35%           1.48%           1.41%           1.39%           1.28%
  Net yield margin                         5.82            6.18            5.97            5.94            5.85

Yield on managed portfolio                11.97%          12.32%          12.85%          13.24%          14.38%


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

    Customers are attracted to credit card issuers largely on the basis of price, credit limit and other product features and, once an account is originated, customer loyalty may be limited. As a result, account attrition (losing accounts to competing card issuers) and balance attrition (losing account balances to competing card issuers) are both significant factors in the credit card industry.

    In most of Signet's recent marketing programs, Signet has offered accounts with introductory rates, which are generally at low levels during an introductory period (usually 12 to 16 months) and which generally revert to higher variable rates after the initial period expires; Signet may in its discretion waive all or part of the rate increase for selected accounts. Much of the growth in Signet's account origination in recent periods is attributable to customers who, attracted by Signet's low introductory rates, transferred balances from competing card issuers. The accounts in Signet's low introductory rate portfolio that reprice are subject to a significant risk of attrition, because cardholders who were initially attracted by Signet's low introductory rates may in turn transfer account balances to lower price products offered by competing card issuers.

    Future growth of the credit card portfolio is highly dependent upon the success of marketing programs and information-based strategies. Although management believes that opportunities exist for continued growth in account origination and balances, Signet's competitors are now attempting to employ many of the programs and strategies that Signet has utilized to attract accounts and encourage usage. Many of Signet's competitors have begun offering credit card products with interest rates and fee levels at or below those currently charged by Signet.

    Signet has securitized a total of $4.5 billion of credit card receivables as of June 30, 1994. Table 10 indicates the impact of the securitizations on the statement of consolidated operations, average assets, return on assets and net yield margin. Signet plans to securitize an additional $750 million of credit card receivables during the 1994 third quarter; therefore, these receivables were reclassified from the loan portfolio to credit card loans held for securitization during the second quarter of 1994. It is anticipated that after the Separation, OakStone Bank will continue to securitize credit card receivables. Signet may also utilize securitization with respect to its credit card receivables and other loan products.

    Signet has successfully implemented its information-based strategy to originate and manage credit card accounts. Signet plans to or has already started to implement this information-based strategy in other areas of the Company, such as educational lending, equity line and mortgage banking. While initial results are promising, it is too early to determine the ultimate success of this strategy.


Table 11
Non-performing Assets and Past Due Loans
(dollars in thousands)


                                                 June 30           March 31     December 31
                                           1994          1993        1994        1993
Non-accrual loans:
   Commercial                           $ 17,258     $ 20,050     $ 17,191     $ 42,303
   Consumer                                1,634        2,156        2,591        2,191
   Real estate-construction                9,759       30,810       17,258       17,837
   Real estate-mortgage*                   7,512        8,275        5,895        6,523
     Total non-accrual loans              36,163       61,291       42,935       68,854
Restructured loans:
   Commercial                              2,675          425        1,607        1,609
   Real estate-construction                1,000        1,200        3,468        3,470
     Total restructured loans              3,675        1,625        5,075        5,079
     Total non-performing loans           39,838       62,916       48,010       73,933
Legally foreclosed properties             38,257       55,922       39,227       37,938
In substance foreclosed properties         1,851       20,268        6,786       10,357
Less foreclosed property reserve          (2,291)      (9,365)      (5,653)      (5,742)
     Total foreclosed properties          37,817       66,825       40,360       42,553
     Total non-performing assets        $ 77,655     $129,741     $ 88,370     $116,486
Percentage to loans (net of unearned)
   and foreclosed properties                1.35%        2.20%        1.47%        3.08%
Allowance for loan losses to:
   Non-performing loans                   616.91       410.98       521.72       228.25
   Non-performing assets                  316.48       199.30       283.44       146.61
Accruing loans past due 90 days or more $ 53,679     $ 78,149     $ 52,702     $ 64,835

*Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage non-accrual loans were not significant for the periods presented.

Risk Elements

Non-Performing Assets
Non-performing assets include non-accrual loans, restructured loans and foreclosed properties. Non-performing assets declined $10.7 million or 12% from March 31, 1994. Non-performing assets represented 1.35% of loans and foreclosed properties at June 30, 1994, down from 1.47% and 2.20% at March 31, 1994 and June 30, 1993, respectively. The allowance for loan losses equaled 617% of non-performing loans at June 30, 1994, an improved coverage from 522% at March 31, 1994 and 411% at June 30, 1993. The ratio of the allowance to non-performing assets also improved to 316% at June 30, 1994 from 283% at March 31, 1994 and 199% at June 30, 1993.

    Foreclosed properties totaled $37.8 million (net of reserve) at the end of the second quarter of 1994 and were equal to 49% of total non-performing assets and 67% of non-performing real estate assets. The gross foreclosed properties balance reflected an aggregate discount of approximately 49% from prior charge-offs and write-downs. Signet sold

$3.7 million and $8.2 million of foreclosed properties during the second quarter 1994 and the first half of 1994, respectively.

    Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $53.7 million at June 30, 1994. This is a slight increase from the $52.7 million 1994 first quarter level, and represents a 31% improvement from the $78.1 million reported at June 30, 1993. The June 30, 1994 total was comprised of $4.5 million of commercial loans; $13.8 million of credit card loans; $18.5 million of other consumer loans (of which $14.2 million are student loan delinquencies which are government guaranteed and do not represent material loss exposure); $7.7 million of mortgage loans; and $9.2 million of construction loans. Although credit card outstandings have risen sharply since the end of the second quarter of 1993, the amount of credit card loans past due 90 days or more has fallen $5.5 million.


Real Estate Lending

    Signet's real estate-construction loan exposure at June 30, 1994 totaled $244.4 million, a 21% decline from the 1993 year-end level and a 45% decline from the June 30, 1993 level. Of the total construction loan portfolio, approximately 58% was located in the Metro-Washington area. The largest type of construction financing was residential at 29%, followed by office buildings at 18%. Commercial mortgage loans totaled $566.2 million at June 30, 1994 and included $298.5 million of mini-permanent (interim) mortgage loans.


Table 12
Selected Capital Data
(dollars in thousands)


                                                  June 30        June 30       December 31
                                                   1994           1993            1993
Qualifying common stockholders' equity          $1,047,739     $  890,223     $  964,662
Less goodwill and other disallowed intangibles     (21,292)       (24,475)       (23,404)
  Total Tier I capital                           1,026,447        865,748        941,258
Qualifying debt                                    167,000        226,327        222,607
Qualifying allowance for loan losses               104,503        113,744        107,646
  Total Tier II capital                            271,503        340,071        330,253
Total risk-based capital                        $1,297,950     $1,205,819     $1,271,511
Total risk-adjusted assets                      $8,218,941     $8,954,733     $8,466,048
Ratios:
Tier I capital                                       12.49%          9.67%         11.12%
Total risk-based capital                             15.79          13.47          15.02
Tier I leverage                                       8.94           7.43           8.13
Tangible                                              8.55           7.22           7.88
Total stockholders' equity to assets                  9.58           7.39           8.14
Total stockholders' equity + allowance to loans      22.39          19.73          19.30
Common dividend payout ratio (year-to-date)          27.62          25.27          26.14
Book value per share                            $    18.23     $    15.82     $    17.04

Stockholders' Equity Data

    At June 30, 1994, stockholders' equity totaled $1.0 billion, an increase of 16% from the previous year's level of $890 million. This increase reflects the strong earnings of the Company over the past year. On June 23, 1993, the Company declared a two-for-one split of its Common Stock in the form of a 100% stock dividend. One additional share of stock was issued on July 27, 1993, for each share held by stockholders of record at the close of business on July 6, 1993. All per share data in this document has been adjusted to reflect this stock split.

    During the first quarter of 1994, Signet announced an agreement to acquire Pioneer Financial Corporation, the parent company of Pioneer Federal Savings Bank, a $400 million financial institution located in Chester, Virginia. The transaction is expected to close by the end of the 1994 third quarter. According to the terms of the agreement, the transaction will be a tax-free exchange of stock. Pioneer's shareholders will receive .6232 shares of Signet common stock for each Pioneer share held subject to adjustment under certain circumstances. It is anticipated that the transaction will have little dilutive effect on Signet's earnings per share.

    Effective January 1, 1994, Signet adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that securities classified as available for sale be reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of tax. During the second quarter of 1994, the value of Signet's available for sale securities portfolio decreased $21.5 million, primarily from a reduction in the value of mortgage backed securities and U.S. Treasury obligations. Signet has no plans at present to sell these securities and recognize a loss.

    The Company's equity-to-assets ratio was a strong 9.58% at June 30, 1994, which is an improvement from 8.83% at March 31, 1994 and 7.39% at June 30, 1993. Signet's risk-adjusted capital ratios at June 30, 1994 remained strong at 12.49% and 15.79% for Tier I and Total Capital, respectively. Signet's leverage ratio at June 30, 1994 was 8.94%, an improvement from 8.74% at March 31, 1994. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and other factors. At June 30, 1994, all three of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions. Management anticipates that after the Separation referred to earlier, all three of Signet's banking subsidiaries will continue to meet the "well capitalized" criteria.


Interest Rate Sensitivity and Liquidity

    Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of declining rates, earnings on the investment portfolio improve as funding costs decline. Improved spreads in the investment portfolio are offset by narrower spreads in the core banking businesses as changes in consumer deposit costs lag decreases in market interest rates. ALCO routinely uses derivatives such as interest rate swaps to insulate the Company against the possibility of sudden changes in interest rates. ALCO, in managing interest rate sensitivity, also uses simulations to better identify the impact that market changes and alternative strategies might have on net interest income. Currently simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 3% impact on rate sensitive income over the next twelve months.

    Asset liquidity is generally provided by interest earning assets other than investment securities held to maturity and loans. This group of interest-earning assets (interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, credit card loans held for securitization, loans held for sale and securities available for sale) totaled $3.6 billion, or 38% of earning assets at June 30, 1994. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 124% of total loans as of June 30, 1994. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. For the first half of 1994, cash and cash equivalents decreased by $236 million primarily as a result of a sharp decline in interest bearing deposits with other banks. Cash used by operations was $278 million for this time period resulting mainly from the reclassification of $750 million of credit card loans to held for securitization. Cash provided by investing activities amounted to $1.2 billion principally due to a decrease in loans resulting from the same reclassification and sales/maturities of securities available for sale exceeding purchases. Cash used by financing activities amounted to $1.1 billion as there was a decrease in short-term borrowings and deposits.

PART II.    OTHER INFORMATION

          Item 6.Exhibits and Reports on Form 8-K

                (a)  Exhibits:

                Exhibit 11 - Computation of Earnings Per Share

                (b)  Reports on Form 8-K
                     The Registrant filed a Current Report on Form 8-K, dated
                 July 26, 1994, which announced plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division will be transferred to OakStone Bank, a newly chartered limited purpose credit card bank. OakStone Bank will, in conjunction with the transfer, become a wholly-owned subsidiary of OakStone Financial Corporation, a wholly-owned subsidiary of Signet (the "Separation"). Concurrently with the Separation, up to 19.9% of the outstanding shares of common stock of OakStone Financial Corporation (the "Common Stock") will be offered in an initial public offering. Signet intends to distribute all of the Common Stock it holds to its stockholders in a tax-free distribution as early as year-end 1994. OakStone Financial Corporation will apply for a listing on the New York Stock Exchange. It is anticipated that the spin-off will enhance shareholder value by creating two strong and independent financial institutions.



                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SIGNET BANKING CORPORATION
                                             (Registrant)

Date:  August 11, 1994                /s/ Wallace B. Millner, III
                                      Wallace B. Millner, III
                                      Senior Executive Vice President &
                                      Chief Financial Officer



Date:  August 11, 1994                /s/ W . H. Catlett, Jr .
                                      W. H. Catlett, Jr.
                                      Executive Vice President & Controller
                                      (Chief Accounting Officer)

24