Form 10-Q
period 1994-10-30
SIGNET BANKING CORP
filed 1994-11-14
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 1994 or

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

                                                   Yes  X    No


Common Shares outstanding as of October 31, 1994 - 58,494,653

                                            Index

                           SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                     September 30, 1994

                                                                           Page

   PART I.      FINANCIAL INFORMATION
            Item 1.       Financial Statements (unaudited)
                          Consolidated Balance Sheet                         3
                          Statement of Consolidated Income                   4
                          Statement of Changes in Consolidated
                                  Stockholders' Equity                       5
                          Statement of Consolidated Cash Flows               6
                          Supplemental Notes to Quarterly Financial
                            Statements                                       7

            Item 2.       Management's Discussion and Analysis
                                  of Financial Condition and Results
                                  of Operations                             12
   PART II.     OTHER INFORMATION

            Item 6.       Exhibits and Reports on Form 8-K                  26

   SIGNATURES                                                               26




PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheet
(dollars in thousands-except per share) (unaudited)


                                                                     September [ZW]
30             December 31
                                                                  [ZW]
1994           1993             1993
                                                                             [ZW]
Assets
Cash and due from banks                                      $   453,020     [ZW]
$   485,052     $   463,358
Interest bearing deposits with other banks                       [ZW]
239,274         259,183         540,312
Federal funds sold and securities purchased under resale
  agreements                                                   1,090,348       [ZW]
1,004,196       1,075,754
Trading account securities                                       [ZW]
279,245         302,439         379,638
Credit card loans held for securitization                        [ZW]
151,198         750,000
Loans held for sale                                              [ZW]
128,613         260,972         421,361
Securities available for sale                                  [ZW]
1,113,371         290,937         248,163
Investment securities                                            203,021       [ZW]
1,892,681       1,769,615
Loans:
   Commercial                                                  2,282,334       [ZW]
2,177,796       2,299,973
   Credit card                                                 1,742,622       [ZW]
1,348,928       1,808,515
   Other consumer                                              1,667,110       [ZW]
1,258,463       1,297,309
   Real estate-construction                                      [ZW]
218,500         370,695         309,842
   Real estate-commercial mortgage                               [ZW]
532,391         584,505         581,529
   Real estate-residential mortgage                              [ZW]
133,084          71,252          71,411
     Gross loans                                               6,576,041       [ZW]
5,811,639       6,368,579
     Less: Unearned income                                       [ZW]
(64,886)        (49,787)        (58,267)
         Allowance for loan losses                              (225,359)       [ZW]
(254,706)       (253,313)
     Net loans                                                 6,285,796       [ZW]
5,507,146       6,056,999
Premises and equipment (net)                                     [ZW]
253,791         201,164         216,524
Interest receivable                                               [ZW]
80,491         106,101          84,118
Other assets                                                     [ZW]
767,065         630,574         593,380
   Total assets (Credit Card Business amounted to $
     2,246,106,
     $2,233,168 and $1,991,207, respectively)                $11,045,233     [ZW]
$11,690,445     $11,849,222
Liabilities
Non-interest bearing deposits                                $ 1,592,825     $ [ZW]
1,464,676     $ 1,544,852
Interest bearing deposits:
   Money market and interest checking                          [ZW]
1,011,484         988,042       1,039,215
   Money market savings                                        1,500,611       [ZW]
1,679,387       1,745,066
   Savings accounts                                            [ZW]
1,095,370         818,748         880,072
   Savings certificates                                        2,039,352       [ZW]
2,316,182       2,051,300
   Large denomination certificates                               [ZW]
216,428         303,696         347,820
   Foreign                                                       [ZW]
195,010         199,815         212,288
     Total interest bearing deposits                           6,058,255       [ZW]
6,305,870       6,275,761
       Total deposits                                          7,651,080       [ZW]
7,770,546       7,820,613
Securities sold under repurchase agreements                      904,723       [ZW]
1,074,448       1,281,645
Federal funds purchased                                          [ZW]
610,081         770,339         942,969
Commercial paper                                                 [ZW]
118,928         135,637         168,488
Other short-term borrowings                                      [ZW]
160,221         471,299         232,024
Long-term borrowings                                             [ZW]
253,729         280,008         266,152
Interest payable                                                  [ZW]
28,036          39,430          28,205
Other liabilities                                                [ZW]
235,349         222,708         144,464
   Total liabilities                                           9,962,147      [ZW]
10,764,415      10,884,560
Stockholders' Equity
Common Stock, $5 par value; Authorized 100,000,000 shares,
  issued and
   outstanding 58,477,850,  56,504,131 and 56,608,578
     shares, respectively                                        [ZW]
292,389         282,521         283,043
Capital Surplus                                                  [ZW]
195,704         130,872         133,038
Retained Earnings                                                [ZW]
594,993         512,637         548,581
   Total stockholders' equity                                  [ZW]
1,083,086         926,030         964,662
                                                             $11,045,233     [ZW]
$11,690,445     $11,849,222

  Statement of Consolidated Income
  (in thousands-except per share) (unaudited)

                                                              Three Months [ZW]
Ended       Nine Months Ended
                                                                   September [ZW]
30           September 30
                                                               1994          [ZW]
1993       1994         1993

                                                                          [ZW]
Loans, including fees:
     Commercial                                              $ 40,539     $ [ZW]
38,069    $120,858     $116,804
     Credit card                                               46,952       [ZW]
55,103     150,983      167,445
     Other consumer                                            35,825       [ZW]
24,407      87,780       71,953
     Real estate-construction                                   5,298        [ZW]
7,190      15,774       25,095
     Real estate-commercial mortgage                           12,707       [ZW]
10,952      34,869       33,941
     Real estate-residential mortgage                           1,917        [ZW]
1,878       5,247        5,898
       Total loans, including fees                            143,238      [ZW]
137,599     415,511      421,136
   Interest bearing deposits with other banks                   2,851        [ZW]
2,709       8,374        9,099
   Federal funds sold and resale agreements                    11,602        [ZW]
5,753      25,226       16,863
   Trading account securities                                   5,062        [ZW]
6,800      15,449       24,705
   Credit card loans held for securitization                   13,181       [ZW]
22,992      38,904       23,270
   Loans held for sale                                          2,270        [ZW]
4,766      11,146       10,790
   Securities available for sale                               15,949        [ZW]
4,188      56,185       13,715
   Investment securities-taxable                                  311       [ZW]
22,451       1,003       72,025
   Investment securities-nontaxable                             3,758        [ZW]
5,278      12,284       16,269
       Total interest income                                  198,222      [ZW]
212,536     584,082      607,872
Interest expense:
   Money market and interest checking                           5,842        [ZW]
5,607      16,999       17,036
   Money market savings                                        10,918       [ZW]
10,957      33,617       34,437
   Savings accounts                                             8,656        [ZW]
6,262      23,355       17,458
   Savings certificates                                        14,820       [ZW]
14,991      41,863       45,662
   Large denomination certificates                              3,115        [ZW]
2,897       9,974        7,775
   Foreign                                                      2,385        [ZW]
2,014       6,678        4,328
       Total interest on deposits                              45,736       [ZW]
42,728     132,486      126,696
   Securities sold under repurchase agreements                  9,342        [ZW]
9,431      27,617       33,049
   Federal funds purchased                                      5,540        [ZW]
7,924      19,002       16,242
   Other short-term borrowings                                  3,751        [ZW]
8,364      10,949       19,162
   Long-term borrowings                                         4,131        [ZW]
4,167      12,180       13,139
       Total interest expense                                  68,500       [ZW]
72,614     202,234      208,288
Net interest income                                           129,722      [ZW]
139,922     381,848      399,584
Provision for loan losses                                       3,000       [ZW]
12,501      11,498       37,010
Net interest income after provision for loan losses           126,722      [ZW]
127,421     370,350      362,574
Non-interest income:
   Credit card servicing income                                91,883       [ZW]
30,319     245,889       90,619
   Credit card service charges                                 16,802       [ZW]
20,275      50,816       46,837
   Service charges on deposit accounts                         16,234       [ZW]
16,222      50,037       48,403
   Trust income                                                 4,747        [ZW]
4,452      14,417       13,453
   Other                                                       21,992       [ZW]
14,247      55,299       42,152
     Non-interest operating income                            151,658       [ZW]
85,515     416,458      241,464
   Securities available for sale gains                            [ZW]
140                    3,193        1,665
   Investment securities gains (losses)                            [ZW]
22            2          (1)         151
     Total non-interest operating income                      151,820       [ZW]
85,517     419,650      243,280
Non-interest expense:
   Salaries                                                    68,028       [ZW]
53,811     192,314      153,610
   Employee benefits                                           17,354       [ZW]
13,909      53,405       44,347
   Credit card solicitation                                    24,200       [ZW]
13,727      69,837       40,237
   Travel and communications                                   14,499        [ZW]
8,866      41,362       25,147
   Supplies and equipment                                      13,502       [ZW]
10,863      38,596       29,695
   External data processing services                           13,049        [ZW]
9,547      36,456       25,335
   Occupancy                                                   13,038       [ZW]
10,760      34,604       29,728
   Contract termination                                        [ZW]
49,000                   49,000
   Restructuring charge                                        [ZW]
33,619                   33,619
   Other                                                       30,525       [ZW]
26,033      86,355       80,283
     Total non-interest expense                               276,814      [ZW]
147,516     635,548      428,382
Income before income taxes (benefit) (Credit Card Business
  amounted
   to $(1,529), $49,235 and $105,751 and $108,467,
     respectively)                                              1,728       [ZW]
65,422     154,452      177,472
Applicable income taxes (benefit)                              (1,734)      [ZW]
19,659      47,492       53,002
Net income                                                   $  3,462     $ [ZW]
45,763    $106,960     $124,470
Earnings per common share                                    $   0.05     $   [ZW]
0.80    $   1.86     $   2.19
Cash dividends declared per share                                0.25         [ZW]
0.20        0.75         0.55
Average common shares outstanding                              57,898       [ZW]
57,010      57,504       56,864

Statement of Changes in Consolidated Stockholders' Equity
(in thousands) (unaudited)

                                                                                    [ZW]
Common     Capital     Retained
                                                                                    [ZW]
Stock      Surplus     Earnings
                                                                                 [ZW]
Nine Months Ended September 30, 1994
Balance at beginning of [ZW]
period                                                    $283,043    [ZW]
$133,038    $ 548,581
Net [ZW]
income                                                                                                  [ZW]
106,960
Issuance of Common Stock
   Related to [ZW]
acquisition                                                            [ZW]
7,571      51,714
   [ZW]
Other                                                                             [ZW]
1,775      10,952
Cash [ZW]
dividends                                                                                              [ZW]
(42,582)
Adjustment to beginning balance for change in accounting method for net unrealized gain on securities available for sale, net of tax of [ZW]
$16,147                               29,987
Change in net unrealized losses on securities
   available for sale, net of tax benefit of [ZW]
$25,821                                                        (47,953)
Balance at end of [ZW]
period                                                          $292,389    [ZW]
$195,704    $ 594,993
Nine Months Ended September 30, 1993
Balance at beginning of [ZW]
period                                                    $139,904    [ZW]
$126,282    $ 560,446
Net [ZW]
income                                                                                                  [ZW]
124,470
Issuance of Common [ZW]
Stock                                                             1,925       [ZW]
4,590
Cash [ZW]
dividends                                                                                              [ZW]
(30,933)
Stock split in the form of a dividend declared June 23,
  [ZW]
1993                                                                             [ZW]
140,692                 (140,692)
Change in valuation allowance-marketable equity [ZW]
securities                                                     (654)
Balance at end of [ZW]
period                                                          $282,521    [ZW]
$130,872    $ 512,637

Statement of Consolidated Cash Flows
(in thousands) (unaudited)


                                                              Nine Months Ended [ZW]
September 30
                                                                   [ZW]
1994             1993
Operating Activities
Net income                                                   $    106,960     [ZW]
$   124,470
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Provision for loan losses                                     [ZW]
11,498          37,010
     Provision and writedowns on foreclosed property                [ZW]
1,414           4,524
     Depreciation and amortization                                 [ZW]
32,328          27,340
     Investment securities losses (gains)                               [ZW]
1            (151)
     Securities available for sale gains                           [ZW]
(3,193)         (1,665)
     Decrease (increase) in interest receivable                     [ZW]
3,627          (5,249)
     Increase in other assets                                    [ZW]
(183,179)        (95,404)
     (Decrease) increase in interest payable                         [ZW]
(169)         11,820
     Increase in other liabilities                                 [ZW]
90,886         101,319
     Increase in loans held for securitization                   [ZW]
(151,198)       (750,000)
     Proceeds from securitization of credit card
       loans                                                    1,843,936       [ZW]
1,186,580
     Proceeds from sales of loans held for sale                18,438,000       [ZW]
7,927,870
     Purchases and originations of loans held for
       sale                                                   (19,989,188)     [ZW]
(9,160,338)
     Proceeds from sales of trading account
       securities                                              11,306,019       [ZW]
8,934,766
     Purchases of trading account securities                  (11,205,626)     [ZW]
(8,568,894)
       Net cash provided (used) by operating
         activities                                               [ZW]
302,116        (226,002)
Investing Activities
   Proceeds from maturities of investment securities               [ZW]
50,137         321,559
   Purchases of investment securities                                [ZW]
(102)       (142,848)
   Proceeds from sales of securities available for sale         [ZW]
1,361,970          31,982
   Proceeds from maturities of securities available for
     sale                                                       [ZW]
2,241,243          31,589
   Purchases of securities available for sale                  [ZW]
(2,967,120)         (6,000)
   Net increase in loans                                         [ZW]
(264,492)        (27,109)
   Recoveries of loans previously charged-off                      [ZW]
24,196          26,039
   Purchases of premises and equipment                            [ZW]
(61,031)        (22,402)
       Net cash provided by investing activities                  [ZW]
384,801         212,810
Financing Activities
   Net decrease in deposits                                      [ZW]
(169,533)        (52,768)
   Net decrease in short-term borrowings                         [ZW]
(831,175)       (544,117)
   Repayment of long-term debt                                    [ZW]
(12,422)        (17,954)
   Issuance of common stock                                        [ZW]
72,012           6,515
   Payment of cash dividends                                      [ZW]
(42,582)        (30,933)
       Net cash used by financing activities                     [ZW]
(983,700)       (639,257)
Decrease in cash and cash equivalents                            [ZW]
(269,783)       (652,449)
Cash and cash equivalents at beginning of period                2,079,424       [ZW]
2,400,880
Cash and cash equivalents at end of period                   $  1,782,641     $ [ZW]
1,748,431

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

Statement of Consolidated Cash Flows
    Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agree-ments. Cash paid for interest during the nine months ended September 30, 1994 and 1993 was $202,404 and $196,468, respectively. Cash paid for income taxes for the same time periods was $46,754 and $37,413, respectively. During the nine months ended September 30, 1994 and 1993, $7,950 and $32,721, respectively, was transferred from loans to foreclosed property.

Securities Available for Sale
    Effective January 1, 1994, the Company adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, debt securities classified as investment securities are required to be carried at amortized cost. Debt and equity securities classified as securities available for sale are required to be reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of tax. At adoption, securities totaling $1.5 billion were reclassified from investment securities to securities available for sale.

    Securities available for sale are summarized as follows:


                                    September 30, 1994        September 30, [ZW]
1993      December 31, 1993
                                                   Fair                    [ZW]
Fair                    Fair
                                    Cost          Value        Cost       [ZW]
Value        Cost       Value
                                                                         [ZW]
U.S. Government and
   agency obligations-
     Mortgage-backed securities  $  608,709    $  590,488    $ 90,556    $ [ZW]
96,640    $ 47,672    $ 50,795
     Other                          398,264       397,174     199,531     [ZW]
201,250     199,641     201,125
State and political subdivisions     14,242        14,618
Other                               119,796       111,091         850         [ZW]
850         850         850
     Total                       $1,141,011    $1,113,371    $290,937    [ZW]
$298,740    $248,163    $252,770

Investment Securities

    Investment securities are summarized as follows:


                                        September 30, 1994        September 30, [ZW]
1993           December 31, 1993
                                                    Fair                        [ZW]
Fair                         Fair
                                        Cost        Value         Cost          [ZW]
Value         Cost           Value
                                                                             [ZW]
U.S. Government and
   agency obligations-
     Mortgage-backed securities                                $  566,621    $  [ZW]
573,556    $  461,345    $  466,151
     Other                                                        925,592       [ZW]
923,993       925,225       964,482
State and political subdivisions       $182,951    $190,923       269,952       [ZW]
290,527       258,815       277,456
Other                                    20,070      20,070       130,516       [ZW]
128,626       124,230       121,142
     Total                             $203,021    $210,993    $1,892,681    [ZW]
$1,916,702    $1,769,615    $1,829,231

    See Securities Available for Sale footnote for discussion of SFAS No. 115.

Income Taxes

    Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

(dollars in thousands) (unaudited)


Securitizations
    The Company has securitized $1,848,801 of credit card receivables in the first nine months of 1994. These transactions were recorded as sales in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." At September 30, 1994, $5,138,457 of receivables were outstanding under all securitizations. Proceeds from the sales in 1994 totaled $1,843,936. Recourse obligations related to these transactions are not material. Excess servicing fees related to the securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses and a normal servicing fee, which is also retained by the Company. In accordance with the sale agreements, a fixed amount of excess servicing fees are set aside to absorb credit losses. The amount available to absorb credit losses is included in other assets and was $147,410 at September 30, 1994.

Recent Accounting Statements
    The Financial Accounting Standards Board recently issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan." The new statement, which is effective for financial statements issued for fiscal years beginning after December 15, 1994, requires impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market value or the fair market value of the collateral if the loan is collateral dependent. The new statement also requires troubled debt restructurings involving a modification of terms be remeasured in a similar manner. The Company is currently evaluating the impact that Statement No. 114 will have on the Company's future results of operations and financial position. However, management does not expect that this statement will have a materially adverse impact on future results of operations or financial position.

Signet Credit Card Business (A Division of Signet Bank/Virginia)
    Signet Banking Corporation ("Signet") conducts its credit card business through a division (the "Division") of a wholly owned subsidiary, Signet Bank/Virginia ("SBV"). Application has been made to regulatory authorities to establish a separate limited purpose credit card bank ("Capital One Bank"). Subsequent to regulatory approvals SBV will transfer its credit card business (exclusive of a SBV retained credit card portfolio of approximately $335 million) to this newly formed Capital One Bank and Signet will establish Capital One Financial Corporation (the "Company"), a separate holding company. The stock in Capital One Bank will be distributed by SBV to Signet and then contributed by Signet to the Company. It is anticipated that the Company will undertake an initial public offering of its shares of common stock. Subsequent to the initial public offering, Signet intends, subject to the satisfaction of certain conditions set forth in the Separation Agreement to be entered into between Signet, SBV and the Company, to distribute the remaining shares in the Company to the shareholders of Signet in the first quarter of 1995.


    The accompanying historical financial statements reflect Signet's credit card business assets and liabilities to be transferred (except the Due to Parent) and results of its operations. SBV will contribute to Capital One Bank up to $360 million of equity capital. The amount so contributed by SBV will be reduced below $360 million to the extent the net proceeds of the initial public offering exceed $100 million.The accompanying historical financial statements reflect neither the establishment of Capital One Bank, the contribution of the credit card business by SBV to Capital One Bank, the establishment of the Company, nor the distribution of Capital One Bank by SBV to Signet and the contribution to the Company all of which are planned to take place subsequent to the date of these financial statements.


    The following further describes the basis of preparation of the accompanying financial statements: (1) The statements include interest expense paid on borrowings from SBV. For purposes of constructing the accompanying financial statements, three funding pools (short-term, medium-term and long-term pools) were assumed, each with costs based on the average relevant historical rates paid by Signet. (2) The accompanying historical financial statements also include an allocation of expenses for data processing, accounting, audit, human resources, corporate secretary, treasury, legal and other administrative support provided by Signet. Such expenses were allocated based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes the allocation methods are reasonable. Certain services currently provided by affiliates are expected to continue on a transitional basis. (3) Additionally, SBV retained a credit card portfolio of approximately $335 million for all periods presented that is associated with its deposit customer base. The financial statements assume the Division assessed SBV a normal servicing fee for servicing this retained portfolio for all periods presented.

  Supplemental Notes to Quarterly Financial Statements

  (dollars in thousands) (unaudited)
  Signet Credit Card Business (A Division of Signet Bank/Virginia) (continued) Assets and Liabilities to be Transferred


                                                                       [ZW]
September 30            December 31
                                                                  [ZW]
1994              1993          1993

- -                                                                               [ZW]
Assets
Cash and due from banks                                          $    1,941     [ZW]
$      180     $      955
Credit card loans held for securitization                           [ZW]
151,198        750,000
Credit card loans                                                 [ZW]
1,790,737      1,404,403      1,862,744
   Less:  Allowance for loan losses                                 [ZW]
(68,516)       (63,516)       (63,516)
     Net loans                                                    [ZW]
1,722,221      1,340,887      1,799,228
Premises and equipment (net)                                         [ZW]
51,078         24,333         32,679
Interest receivable                                                  [ZW]
10,007         14,224          8,293
Accounts receivable from securitizations                            [ZW]
263,884         65,050        107,048
Other assets                                                         [ZW]
45,777         38,494         43,004
     Total assets                                                $2,246,106     [ZW]
$2,233,168     $1,991,207

Liabilities
Due to Parent (will not be transferred)                          $1,903,721     [ZW]
$2,059,881     $1,791,464
Other liabilities                                                   [ZW]
102,190         33,895         30,864
     Total liabilities                                           $2,005,911     [ZW]
$2,093,776     $1,822,328
Statement of Operations



                                                              Three Months [ZW]
Ended        Nine Months Ended
                                                                 September [ZW]
30              September 30
                                                              1994          [ZW]
1993        1994        1993
                                                                           [ZW]
Interest income                                           $     61,905     [ZW]
$79,986    $195,352    $196,770
Interest expense                                                21,350      [ZW]
23,251      62,977      52,023
Net interest income                                             40,555      [ZW]
56,735     132,375     144,747
Provision for loan losses                                        8,162       [ZW]
7,216      24,594      28,154
Net interest income after provision for loan losses             32,393      [ZW]
49,519     107,781     116,593
Non-interest income:
   Credit card servicing income                                 84,505      [ZW]
23,362     225,888      67,749
   Credit card fees                                             16,661      [ZW]
20,275      50,422      46,837
   Other                                                         3,362       [ZW]
2,053       8,542       5,310
     Total non-interest income                                 104,528      [ZW]
45,690     284,852     119,896
Non-interest expense:
   Salaries and employee benefits                               26,710      [ZW]
13,242      68,589      37,591
   Credit card solicitation                                     24,200      [ZW]
13,727      69,837      40,237
   Contract termination                                         [ZW]
49,000                  49,000
   Other                                                        38,540      [ZW]
19,005      99,456      50,194
     Total non-interest expense                                138,450      [ZW]
45,974     286,882     128,022
Income (loss) before income taxes (benefit)                     (1,529)     [ZW]
49,235     105,751     108,467
Applicable income taxes (benefit)                                 (535)     [ZW]
17,370      37,013      38,533
Net income (loss)                                         $       (994)    [ZW]
$31,865    $ 68,738    $ 69,934

Signet Banking Corporation
Financial Highlights
(dollars in thousands-except per share)


                                                 Three Months [ZW]
Ended                         Nine Months Ended
                                                    September 30          [ZW]
Percent              September 30           Percent
                                                1994            1993       [ZW]
Change           1994            1993       Change
                                                                           [ZW]
Earnings
   Net interest income
     (taxable equivalent)                    $133,177        $144,084      [ZW]
(7.6)%     $   392,106     $   411,547      (4.7)%
   Net interest income                        129,722         139,922      [ZW]
(7.3)          381,848         399,584      (4.4)
   Net income                                   3,462          45,763     [ZW]
(92.4)          106,960         124,470     (14.1)

Per Common Share
   Net income                                    $.05       $     .80     [ZW]
(93.7)      $      1.86     $      2.19     (15.1)
   Cash dividends declared                        .25             .20      [ZW]
25.0               .75             .55      36.4
   Book value                                   18.52           16.39      13.0
   Period-end price                             34.50           34.50        --

Average Balance
   Assets                                 $10,971,450     $12,034,558       [ZW]
(8.8)    $11,259,824      $11,622,840       (3.1)
   Earning assets                           9,632,783      10,970,422      [ZW]
(12.2)     10,002,131       10,588,336       (5.5)
   Loans (net of unearned income)           6,080,017       6,210,335       [ZW]
(2.1)      6,219,301       6,250,964        (.5)
   Deposits                                 7,635,425       7,822,546       [ZW]
(2.4)      7,739,229       7,716,097         .3
   Core deposits                            7,154,496       7,283,376       [ZW]
(1.8)      7,195,533       7,283,181       (1.2)
   Common stockholders' equity              1,064,431         906,956       [ZW]
17.4       1,029,750         872,230       18.1
   Managed credit card portfolio*           6,823,748       3,830,688       [ZW]
78.1       6,201,125       3,153,093       96.7
   Common shares outstanding               57,898,078      57,010,088        [ZW]
1.6      57,503,856      56,863,540        1.1
Ratios
   Return on assets                              .13%            1.51%     [ZW]
(91.4)           1.27%           1.43%     (11.2)
   Return on common
     stockholders' equity                       1.29            20.02      [ZW]
(93.6)          13.89           19.08      (27.2)
   Net yield margin                             5.49             5.21        [ZW]
5.4            5.24            5.20         .8
   Allowance for loan losses to:
     Non-performing loans                     589.84           471.00       25.2
     Non-performing assets                    342.19           222.41       53.9
     Net loans                                  3.46             4.42      (21.7)
   Non-performing assets to loans
     and foreclosed properties                  1.01             1.97      (48.7)
   Common equity to assets                      9.81             7.92       23.9

At  Period-end
   Assets                                $11,045,233      $11,690,445       (5.5)
   Earning assets                          9,716,225       10,522,260       (7.7)
   Loans (net of unearned income)          6,511,155        5,761,852       13.0
   Deposits                                7,651,080        7,770,546       (1.5)
   Core deposits                           7,239,642        7,267,035        (.4)
   Common stockholders' equity             1,083,086          926,030       17.0
   Non-performing assets                      65,857          114,520      (42.5)
   Managed credit card portfolio *         7,032,277        4,285,508       64.1
   Number of common stockholders              15,462           14,543        6.3
   Full-time employees                         6,284            5,442       15.5
   Part-time employees                         1,288            1,196        7.7

*The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans. The Common Stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK".

  Table 1
  Selected Quarterly Financial Information



                                                     3rd Qtr         2nd [ZW]
Qtr        1st Qtr        4th Qtr         3rd Qtr

                                                      1994            [ZW]
1994            1994           1993            1993
                                                                                [ZW]
Summary of Operations
(dollars in thousands-except per share)
Net interest income (taxable equivalent)           $  133,177     $  [ZW]
128,279     $  130,650     $  133,546     $  144,084
Taxable equivalent adjustment                           3,455          [ZW]
3,369          3,434          3,790          4,162
Net interest income                                   129,722        [ZW]
124,910        127,216        129,756        139,922
Provision for loan losses                               3,000          [ZW]
2,999          5,499         10,276         12,501
Net interest income after provision
  for loan losses                                     126,722        [ZW]
121,911        121,717        119,480        127,421
Non-interest income                                   151,820        [ZW]
139,467        128,363        122,156         85,517
Non-interest expense(1)                               276,814        [ZW]
186,625        172,109        169,934        147,516
Income before income taxes(benefit)                     1,728         [ZW]
74,753         77,971         71,702         65,422
Applicable income taxes(benefit)                       (1,734)        [ZW]
24,368         24,858         21,758         19,659
Net income                                         $    3,462     $   [ZW]
50,385     $   53,113     $   49,944     $   45,763
Per share: (2)
   Net income                                      $     0.05     $     [ZW]
0.88     $     0.93     $     0.87     $     0.80
   Cash dividends declared                               0.25           [ZW]
0.25           0.25           0.25           0.20
Average shares outstanding                         57,898,078     [ZW]
57,357,940     57,247,462     57,087,297     57,010,088

Selected Average Balances
(dollars in millions)
Assets                                             $   10,971     $   [ZW]
11,501     $   11,310     $   11,601     $   12,035
Earning assets                                          9,633         [ZW]
10,267         10,112         10,447         10,970
Investment securities                                     208            [ZW]
226            247          1,790          1,840
Loans (net of unearned income)                          6,080          [ZW]
6,344          6,235          6,074          6,210
Deposits                                                7,635          [ZW]
7,769          7,815          7,782          7,823
Core deposits                                           7,154          [ZW]
7,209          7,224          7,189          7,283
Interest bearing liabilities                            8,121          [ZW]
8,699          8,511          8,945          9,516
Stockholders' equity                                    1,064          [ZW]
1,017          1,007            939            907
Managed credit card portfolio(2)                        6,824          [ZW]
6,303          5,462          4,663          3,831

Ratios
Return on average assets                                 0.13%          [ZW]
1.76%          1.90%          1.71%          1.51%
 Return on average common stockholders' equity           1.29          [ZW]
19.87          21.39          21.09          20.02
Net loan losses to average loans                         1.74           [ZW]
0.38           0.36           0.77           0.93
Net interest spread                                      4.96           [ZW]
4.51           4.77           4.65           4.81
Net yield margin                                         5.49           [ZW]
5.01           5.24           5.07           5.21
At period-end:
   Allowance for loan losses to:
     Non-performing loans                              589.84         [ZW]
616.91         521.72         342.63         471.00
     Non-performing assets                             342.19         [ZW]
316.48         283.44         217.46         222.41
     Net loans                                           3.46           [ZW]
4.29           4.19           4.01           4.42
   Non-performing assets to loans and
     foreclosed properties                               1.01           [ZW]
1.35           1.47           1.83           1.97
   Total stockholders' equity to assets                  9.81           [ZW]
9.58           8.83           8.14           7.92
   Total stockholders; equity + allowance to loans      20.10          [ZW]
22.39          21.23          19.30          20.49


 (1) The third and fourth quarters of 1993 included $13.7and $15.6 million of credit card solicitation expenses, respectively. The first, second, and third quarters of 1994 included $21.4, $24.2, and $24.2 million of credit card solicitation expense, respectively.
 (2) The managed credit card portfolio includes credit card loans, credit card loans held for securitization and securitized credit card loans.

Table 2
Net Interest Income Analysis
Taxable Equivalent Basis(in thousands)

                                Third Quarter 1994 Compared   Third Quarter [ZW]
1994 Compared      YTD September 1994 Compared
                                 with Third Quarter 1993        with Second [ZW]
Quarter 1994         with YTD September 1993
                                Increase   Change due to*      Increase   [ZW]
Change due to*       Increase       Change due to*
                               (Decrease)   Rate   Volume     (Decrease)  [ZW]
Rate     Volume     (Decrease)   Rate        Volume
                                                                         [ZW]
Interest income:
  Loans, including fees         $  5,876   $3,883   $  1,993   $ 5,418   [ZW]
$10,878   $ (5,460)  $   (5,513)  $ (3,366)   $ (2,147)
  Securities available for sale   11,936      (53)    11,989      (405)    [ZW]
2,045     (2,450)      43,073      (1,402)    44,475
  Investment securities          (24,754)     448    (25,202)     (560)      [ZW]
(28)      (532)     (77,314)        730    (78,044)
  Other earning assets            (8,079)   4,388    (12,467)   (2,370)    [ZW]
2,380     (4,750)      14,259         5,758    8,501
     Total interest income       (15,021)   9,599    (24,620)    2,083    [ZW]
13,881    (11,798)     (25,495)      8,499    (33,994)
Interest expense:
  Interest bearing deposits        3,008    2,814        194     1,259     [ZW]
1,928       (669)       5,790       12,182    (6,392)
  Fed funds and repurchase
     agreements                   (2,473)   4,258     (6,731)   (3,628)      [ZW]
579     (4,207)      (2,672)      7,370    (10,042)
  Other short-term borrowings     (4,613)    (596)    (4,017)     (394)      [ZW]
(80)      (314)      (8,213)     (1,843)     (6,370)
- -Long-term borrowings                (36)      460      (496)      (52)      [ZW]
(50)        (2)        (959)        832      (1,791)
  Total interest expense          (4,114)    5,790    (9,904)   (2,815)    [ZW]
1,417     (4,232)      (6,054)     11,216     (17,270)
  Net interest income          $ (10,907)   $5,550 $ (16,457)  $ 4,898   [ZW]
$12,654   $ (7,756)   $ (19,441)   $  3,241    $(22,682)


* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

    Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company listed on the NewYork Stock Exchange under the symbol SBK. At September 30, 1994, Signet had assets of $11.0 billion and operated banking subsidiaries (250 full-service banking offices and 252 automated teller machines) in Virginia (Signet Bank/Virginia), Maryland (Signet Bank/Maryland) and Washington, D.C. (Signet Bank, N.A.) and several non-banking subsidiaries. The Company has gained national prominence as an issuer and servicer of credit cards. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia. Signet's credit card business operates nationally.

    On October 25, 1994, Signet filed an amended registration statement with the Securities and Exchange Commission which describes plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division will be transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank will, in conjunction with the transfer, become a wholly-owned subsidiary of Capital One Financial Corporation, a wholly-owned subsidiary of Signet (the "Separation"). It is anticipated that accounts representing approximately $335 million, or 5%, of the managed credit card portfolio will be retained by Signet. Concurrent with the Separation, up to approximately 13% of the outstanding shares of common stock of Capital One Financial Corporation (the "Common Stock") will be offered in an initial public offering. Signet intends to distribute all of the Common Stock it holds to its stockholders in a tax-free distribution in the first quarter of 1995 subject to the satisfaction of certain conditions. The Common Stock of Capital One Financial Corporation has been authorized for listing on the New York Stock Exchange, subject to official notice of issuance. It is anticipated that the spin-off will enhance shareholder value by creating two strong and independent financial institutions.

    During the third quarter of 1994, Signet completed the acquisition of Pioneer Financial Corporation, the parent company of Pioneer Federal Savings Bank, a $400 million financial institution located in Chester, Virginia. The transaction had an immaterial dilutive effect on Signet's earnings per share.

    Signet also announced a comprehensive program to improve the performance of its core banking businesses through initiatives to reduce costs and enhance revenues. In connection with the cost reduction measures and the spin-off, Signet recorded special pre-tax charges of $82.6 million for restructuring ($33.6 million) and for terminating certain data processing contracts ($49.0 million) in the third quarter.

    The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document.

Earnings Analysis

    For the third quarter of 1994, consolidated net income totaled $3.5 million, or $.05 per share, after special pre-tax charges of $82.6 million for restructuring and for terminating certain data processing contracts. Included in the restructuring charges are costs related to an early retirement plan and employee severance. Year-to-date net income amounted to $107.0 million, or $1.86 per share. Adjusting for these charges, earnings for the quarter and the nine months would have been $57.2 million, or $.98 per share, and $160.7 million, or $2.79 per share, respectively. In 1993, Signet earned $45.8 million, or $.80 per share, for the third quarter, and $124.5 million, or $2.19 per share, for the nine months ended September 30. Excluding the special charges, net income for the 1994 quarter and nine months ended September 30 was up 25 percent and 29 percent respectively, over the same periods in 1993. The earnings for the 1994 third quarter compared with third quarter 1993 reflect growth in the consumer loan portfolio, an increase in non-interest income from credit card servicing income and a reduction in the loan loss provision due to improvement in asset quality. In addition, the Company continued its successful credit card solicitation program, which resulted in solicitation expenses for the 1994 third quarter of $24.2 million, increasing from $13.7 million in the third quarter of 1993. Also, during the quarter, Signet recognized nominal net gains on securities available for sale compared with no gains or losses during the same quarter last year. For the first nine months of 1994, credit card solicitation expenses were $69.8 million, compared with $40.2 million in the same period of 1993. Securities available for sale transactions resulted in net gains for the first nine months of 1994 totaling $3.2 million compared with $1.7 million of net gains for the same period last year.

    Key profitability ratios reflected the special pre-tax charges of $82.6 million for restructuring and for terminating certain data processing contracts in the third quarter of 1994. The return on assets (ROA) was .13% for the third quarter and 1.27% for the first nine months of 1994, while the return on common stockholders' equity (ROE) was 1.29% and 13.89% for the same respective periods. Considering

  Table 3
   Analysis of Net Yield Margin

                Second Quarter 1994 versus Third Quarter 1994
- -
Net Yield for Second Quarter 1994                                       5.01%
Growth and higher yield of other consumer loans                         0.26
Change in on balance sheet credit card
   (volume and yield-net)                                               0.16
Improved yield on earning assets and
   other factors                                                        0.10
Higher funding costs                                                   (0.04)
Net Yield for Third Quarter 1994                                        5.49%


Signet's "normalized" performance excluding the special charges, the ROA was an impressive 2.07% in the third quarter and 1.91% for the first nine months of 1994 compared with 1.51% and 1.43% for the same periods in 1993. The "normalized" ROE was also strong at 21.13% for the third quarter and 20.80% for the first nine months of 1994 compared with 20.02% and 19.08% for the same periods in the prior year. These "normalized" profitability ratios represent a significant improvement over the comparable ROA and ROE ratios for the 1993 third quarter and first nine months.


 Net Interest Income

   Taxable equivalent net interest income, a principal component of earnings, totaled $133.2 million for the third quarter and $392.1 million for the first nine months of 1994, slightly lower than the same periods last year. The net yield margin for the third quarter and first nine months of 1994 increased 28 and 4 basis points from the same periods in 1993, respectively. The increase in the net yield margin from 1993 is primarily due to higher yields and growth in consumer loans other than credit card. The yield on the total on-balance sheet portfolio of credit card loans declined for the third quarter and first nine months of 1994 compared with the same periods of 1993. The decrease was due to rapid growth in low introductory rate credit card products. In most of its recent marketing programs, Signet has offered accounts with low introductory rates for some initial period which generally increase to a higher rate after the initial period expires. For selected introductory rate accounts, all or part of the rate increase following the initial period may be waived, leading to continued downward pressure on yields. Table 3 analyzes the change in the net yield margin from second quarter 1994 to third quarter 1994. An approximate basis point impact was calculated for each item noted. The increase in net interest spread and net interest margin from the second quarter of 1994 was primarily due to an increase in the outstanding balance and yield in other consumer loans and a higher yield on the total on-balance sheet portfolio of credit card loans. The on-balance sheet yield on credit card loans improved from 10.54% for the second quarter to 11.51% for the third quarter. The higher yield of the credit card portfolio was attributable to Signet securitizing lower yielding credit card loans and to repricing a portion of the portfolio as their introductory rate period expired.

    Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At September 30, 1994, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $3.4 billion of interest rate swaps, $650 million of interest rate floors and $100 million of interest rate caps. Also, the Company has entered into a forward

Table 4
Statement of Changes in Allowance For Loan Losses
(dollars in thousands)

                                           Three Months [ZW]
Ended                      Nine Months Ended
                                               September 30        June [ZW]
30            September 30
                                           1994         1993         [ZW]
1994          1994       1993

                                                                                [ZW]
Balance at beginning of period           $245,764     $258,571     $250,477     [ZW]
$253,313     $265,536
Provision for loan losses                   3,000       12,501        [ZW]
2,999       11,498       37,010
Transfer to loans held for
  securitization                             (350)      (1,902)      [ZW]
(1,619)      (4,719)      (2,902)
Addition arising from acquisition           [ZW]
3,327                                  3,327
Loans charged off:
  Commercial                                  626        5,455        [ZW]
3,310        8,686       14,262
  Credit card                               6,764        9,515        [ZW]
7,831       22,883       30,051
  Other consumer                              434          805          [ZW]
573        1,647        2,239
  Real estate-construction                  8,831        [ZW]
6,383                     8,831       21,712
  Real estate-mortgage *                   19,335           62          [ZW]
462       20,209        2,713
     Total loans charged off               35,990       22,220       [ZW]
12,176       62,256       70,977
Recoveries of loans previously charged
  off:
  Commercial                                  737        1,084        [ZW]
1,490        5,355        9,297
  Credit card                               2,156        4,451        [ZW]
3,328        8,742       13,035
  Other consumer                              402          344          [ZW]
289          928        1,064
  Real estate-construction                  3,637        1,786          [ZW]
884        4,746        2,331
  Real estate-mortgage *                    2,676           91           [ZW]
92        4,425          312
     Total recoveries                       9,608        7,756        [ZW]
6,083       24,196       26,039
Net loans charged off                      26,382       14,464        [ZW]
6,093       38,060       44,938
Balance at end of period                 $225,359     $254,706     $245,764     [ZW]
$225,359     $254,706
Net loan losses (annualized) as a
   percentage of average loans:
Commercial                                 (0.02)%        0.83%        [ZW]
0.35%        0.21%        0.32%
Other consumer                               0.01         0.15         [ZW]
0.08         0.07         0.13
Real estate                                  9.89         1.68        [ZW]
(0.23)        2.90         2.48
  Subtotal                                   1.92         0.86         [ZW]
0.14         0.72         0.84
Credit card                                  1.20         1.11         [ZW]
0.93         1.07         1.25
  Total                                      1.74%        0.93%        [ZW]
0.38%        0.82%        0.96%
Allowance for loan losses to net loans
   at end of period                                                    [ZW]
4.29%        3.46%        4.42%

    *Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

starting interest rate swap for a variable notional amount ranging from $4.8 billion to $0.6 billion from January 3, 1995 to April 13, 1995 which will be transferred to Capital One Bank in connection with the Separation. As a result of this transaction, the Company has mitigated the interest rate risk associated with funding credit card assets. Interest rate derivative products contributed 57 basis points to the third quarter 1994 margin compared with 53 basis points in the second quarter 1994. The total income from these contracts rose slightly from $13.6 million in the second quarter of 1994 to $13.8 million in the current quarter.

    Credit card securitizations also have an effect on net interest income and the net yield margin. Adjusting for all securitizations, net interest income in the third quarter of 1994 would have been $211.7 million, or 21% higher than the comparable 1993 figure of $175.4 million. For a detailed analysis of this effect, see the Credit Card Business section elsewhere in this report.


Provision and Allowance for Loan Losses

    Reflecting the continued positive trends in credit quality, the provision for loan losses was $3.0 million for the third quarter of 1994 down significantly from $12.5 million for the same period last year and level with the approximately $3.0 million for the second quarter of 1994. For the third quarter of 1994, net charge-offs totaled $26.4 million, up from $14.5 million in the same quarter of 1993 and $6.1 million in the 1994 second quarter. In the third quarter of 1994, Signet sold $102 million of real estate related loans at a discount for which there was sufficient allocated reserve. The sale of these loans accounted for approximately $21 million of the third quarter net charge-offs. For the nine months, net charge-offs decreased from $44.9 million in 1993 to $38.1 million in 1994. As a percentage of average loans, third quarter net loan losses increased 81 basis points from the comparable period in 1993 and rose 136 basis points from the 1994 second quarter as a result of the loan sale. The percentage of net credit card losses to average credit card loans on-balance sheet increased to 1.20% for the third quarter of 1994 from 1.11% the same period in 1993 and from .93% in the 1994 second quarter. This increase reflects the aging of the on balance sheet credit card portfolio. Net losses for the first nine months of 1994 on the total managed credit card portfolio, which included securitized receivables, were 1.55% of average managed credit card loans, compared with 2.54% reported for the same period in 1993. The low level of credit card losses reflects management's attention to the diversification of the portfolio as well as the quality of Signet's credit card underwriting standards and collection efforts. The low credit card charge-off ratios are also influenced by the high growth in new accounts, some of which have not aged sufficiently to experience any significant charge-offs.

    At September 30, 1994, the reserve for foreclosed properties totaled $0.6 million, a decrease of $5.2 million from December 31, 1993, the result of write-downs on foreclosed properties taken in the first nine months of 1994.

    The allowance for loan losses at September 30, 1994 was $225.4 million, or 3.46% of net loans, compared with $254.7 million, or 4.42% of net loans, at September 30, 1993 and $245.8 million, or 4.29%, at June 30, 1994. The decrease from September 30, 1993 primarily reflected charge-offs taken on real estate related loans, the majority of which resulted from the real estate loan sale. In general, to determine the appropriate level of allowance for loan losses, management identifies and examines the commercial, real estate and large consumer loans warranting attention on a monthly basis and reviews factors such as the credit worthiness of the borrower, the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower. Based on this information and action plans provided by the lending units, Signet's Credit Risk Management Division determines the aggregate level of the allowance according to the distribution of the loan risk classifications. The credit card portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies, projected charge-offs by loan solicitation tranche, bankruptcies and loan volume. Management believes that more recent credit card solicitations have produced higher credit quality accounts than past solicitations and that, as a result of improved economic conditions, the credit quality of the more seasoned credit card accounts has also improved. The remaining loan portfolio (unclassified commercial, real estate and consumer loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on risk ratings and the factors listed above. The allocation shown in Table 5 is a general allowance applicable to the entire loan portfolio and should not be interpreted as a prediction of future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.


Table 5
Allowance for Loan Loss Allocation
(dollars in thousands)

                                        September 30, 1994
                                                        Percentage of
                                Allowance             Allowance to Loans
                                Amount                 in Each Category

Commercial                      $ 20,780                   .94%
Credit Card                       68,500                  3.93
Other Consumer                     5,563                   .33
Real Estate                       72,764                  8.23
Unallocated                       57,752
Total                           $225,359                  3.46%

Table 6
Non-Interest Income and Expense
(dollars in thousands)


                                                                Three Months [ZW]
Ended             Nine Months Ended
                                                           September [ZW]
30          June 30          September 30
                                                         1994         [ZW]
1993        1994         1994          1993
- -
                                                                                [ZW]
Non-interest income:
  Credit card servicing income                         $ 91,883    $ 30,319     [ZW]
$ 77,469     $245,889     $ 90,619
  Credit card service charges                            16,802      [ZW]
20,275       18,566       50,816       46,837
  Service charges on deposit
    accounts                                             16,234      [ZW]
16,222       18,106       50,037       48,403
  Trust income                                            4,747       [ZW]
4,452        4,601       14,417       13,453
  Mortgage servicing and origination                      4,117       [ZW]
6,229        4,869       14,363       16,117
  Other service charges and fees                          3,626       [ZW]
3,803        4,064       11,418       11,042
  Gain on sale of mortgage servicing                      [ZW]
6,000                                 6,000
  Trading profits (losses)                                  343        [ZW]
(640)        (266)        (374)        (645)
  Other                                                   7,906       [ZW]
4,855        8,748       23,892       15,638
     Non-interest operating
       income                                           151,658      [ZW]
85,515      136,157      416,458      241,464
  Securities available for sale
    gains                                                   [ZW]
140                    3,265        3,193        1,665
  Investment securities gains
    (losses)                                                 [ZW]
22           2           45           (1)         151
     Total non-interest income                         $151,820    $ 85,517     [ZW]
$139,467     $419,650     $243,280

Non-interest expense:
  Salaries                                             $ 68,028    $ 53,811     [ZW]
$ 64,345     $192,314     $153,610
  Employee benefits                                      17,354      [ZW]
13,909       17,989       53,405       44,347
     Total staff expense                                 85,382      [ZW]
67,720       82,334      245,719      197,957
  Credit card solicitation                               24,200      [ZW]
13,727       24,250       69,837       40,237
  Travel and communications                              14,499       [ZW]
8,866       13,546       41,362       25,147
  Supplies and equipment                                 13,502      [ZW]
10,863       13,095       38,596       29,695
  External data processing services                      13,049       [ZW]
9,547       12,128       36,456       25,335
  Occupancy                                              13,038      [ZW]
10,760       10,855       34,604       29,728
  Contract termination                                   [ZW]
49,000                                49,000
  Restructuring charge                                   [ZW]
33,619                                33,619
  Professional services                                   6,424       [ZW]
3,729        6,069       16,773       10,535
  Public relations, sales and
    advertising                                           4,105       [ZW]
4,456        4,824       13,197       13,286
  FDIC assessment                                         4,242       [ZW]
4,396        4,248       12,381       13,857
  Credit and collection                                   3,323       [ZW]
2,877        3,088        9,064        7,725
  Foreclosed property                                       595       [ZW]
1,256          810        1,189        9,080
  Other                                                  11,836       [ZW]
9,319       11,378       33,751       25,800
     Total non-interest expense                        $276,814    $147,516     [ZW]
$186,625     $635,548     $428,382

Non-Interest Income

    Total non-interest income was $151.8 million in the third quarter of 1994 compared with $85.5 million in the third quarter of 1993. This is an increase of $66.3 million, or 78%, from the previous year. The primary source of growth was the increase in credit card servicing income and a $6.0 million gain on the sale of mortgage servicing rights. Credit card servicing income rose $61.6 million, or 203%, from the 1993 third quarter to $91.9 million primarily as a result of the 1993 and 1994 securitizations. This category houses the income received from servicing the $5.1 billion of securitized credit card receivables ($500 million in September, 1990, $500 million in March, 1991, $1.2 billion in September, 1993, $1.1 billion in December, 1993, $1.2 billion in June, 1994 and approximately $600 million in September, 1994). Income from credit card service charges decreased $3.5 million, or 17%, for the third quarter of 1994 compared with the same time period in 1993. This decrease is attributable to the $729.0 million, or 26% decrease in average on-balance sheet credit card outstandings resulting from the securitizations. Mortgage servicing and origination fee income declined 34% and 15% from the third quarter of 1993 and second quarter of 1994, respectively, to $4.1 million as a result of a significant decrease in mortgage loan volume resulting from rising rates. For the third quarter of 1994, Signet recorded trading gains of $0.3 million, an improvement from $0.6 million of losses in the 1993 third quarter. In the third quarter of 1994, $0.1 million of net gains were recognized on transactions in the securities available for sale portfolio. There were no such net gains for the third quarter of 1993. Nominal net gains were recognized in the third quarter of 1994 and 1993 on investment securities that were called.

    For the first nine months of 1994 non-interest income grew $176.4 million or 72% from the same period of 1993 to $419.7 million. A $155.3 million increase in credit card servicing income due to the 1993 and 1994 securitizations, a $6.0 million gain on the sale of mortgage servicing rights and a $4.0 million increase in credit card service charges due to higher volume were the primary contributing factors for the growth in non-interest income.


Non-Interest Expense

    Total non-interest expense for the third quarter and first nine months of 1994 was $276.8 million and $635.5 million, respectively, representing increases of 88% and 48% from the same periods in 1993. When comparing the third quarter and first nine months of 1994 to the same periods in 1993, increases occurred in all the major categories except foreclosed property, FDIC assessment and public relations, sales and advertising. The lower amount of foreclosed property expense in 1994 reflected lower writedowns/provisions and reduced costs to maintain and operate these properties. Much of the increase in non-interest expense was the result of the special charge of $82.6 million for restructuring and for terminating certain data processing contracts, as well as continuation of the credit card solicitation program and the growth in the credit card business. Excluding the restructuring charges, data processing contracts termination fee and direct costs related to credit card, non-interest expense during the third quarter and first nine months of 1994 rose 4% and 5%, respectively, compared with the same periods in 1993. Greater salary expense resulted mainly from increased staffing to support the significant growth in the credit card business. The number of full-time equivalent employees rose 15% from third quarter of 1993. Total salary and employee benefits increased $17.7 million and $47.8 million from the third quarter and first nine months of 1993 to the same periods in 1994. The overall increase in employee benefits reflected the increase in staff levels and the rising cost of medical insurance and other benefits. For the 1994 third quarter and first nine months, expenses associated with the credit card solicitation program were $24.2 million and $69.8 million, respectively, representing increases of $10.5 million and $29.6 million from the comparable periods of 1993. Subsequent to the Separation, Capital One Bank will be responsible for solicitation expenses associated with increasing Capital One Bank's credit card portfolio. Travel and communication expense for 1994 reflects not only an increase in the credit card area, but also increases related to student loan, home equity line and home mortgage solicitations.
The other non-interest expense categories reflected the costs associated with increased business volume, primarily in the credit card business.

    Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the first nine months of 1994 was 78.3% compared with 65.4% for the same period in 1993. Excluding the restructuring charges, contract termination fee and foreclosed property expense from non-interest expense causes the ratio to fall to 59.4% and 57.8% for the respective time periods. Since charge-offs on securitized credit card loans reduce credit card servicing income, operating income, for the purpose of calculating the efficiency ratio, should exclude the negative impact of these charge-offs. Making this adjustment to revenue further reduces the ratio to 55.7% for 1994 compared with 54.4% for the first nine months of 1993.

    In an effort to lower the efficiency ratio, in July 1994, Signet's Board approved a plan implementing a comprehensive core bank improvement program that will focus on cost reductions and revenue initiatives. Signet recorded special one-time charges of $82.6 million during the third quarter in connection with cost-reduction measures (principally an early retirement plan and employee severance) and termination of certain data processing services related to the separation of the credit card business. As a result of implementing the cost-reduction measures, the number of full-time equivalent employees fell 4% from June 30 to September 30, 1994. Further reductions are expected in the fourth quarter. In the fourth quarter, the Company expects to record additional restructuring charges of approximately $8 to $10 million as the consolidation of operations and facilities in Signet's core banking business is finalized.


Income Taxes

    Signet recorded an income tax benefit of $1.7 million for the quarter and income tax expense of $47.5 million for the nine months ended September 30, 1994 compared with expenses of $19.7 million and $53.0 million for the same periods in 1993. The tax benefit in the third quarter resulted from the special charges of $82.6 million. The increase in tax expense for the nine months was principally due to the significant increase in taxable income and the continued decline in the level of tax-exempt income. The effective tax rate for the first nine months of 1994 was 30.7% compared with 29.9% for the first nine months of 1993.


Financial Condition

    Earning assets averaged $9.6 billion for the third quarter and $10.0 billion for the first nine months of 1994, a decrease of 12% and 6% from the same respective periods last year. Average investment securities declined $1.6 billion, or 89%, and average securities available for sale rose $860 million from the prior year's third quarter as approximately $1.5 billion of securities were reclassified from investment securities to securities available for sale when Signet adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" at the beginning of 1994. Credit card loans held for securitization averaged $554.7 million for the third quarter 1994, down from $997.3 million for the previous year. These assets were reclassified from the credit card loan category in anticipation of credit card loan securitizations.Total loans averaged $6.1 billion for the quarter, reflecting a 2.1% decline from the third quarter in 1993. Average credit card loans on the balance sheet, including held for securitization, decreased 26% to $2.1 billion as a result of securitizing $3.0 billion in credit card loans since September 30, 1993. The $305.6 million rise in other consumer loans resulted primarily from a $235.5 million growth in student loans. The loan category experiencing the largest decline from the third quarter of 1993 was real estate-construction, down 45% to $229.6 million. Average real estate-commercial mortgage loans declined 5% to $564.4 million and real estate-residential mortgages were up 17% to $89.4 million as a result of loans acquired from Pioneer Financial Corporation. The decline in construction loans was principally the result of management's continued desire to reduce the level of risk real estate asset exposure. The real estate loan sale impacted the real estate-construction and real estate-commercial mortgage loan categories. The yield on earning assets was 8.31% for the quarter and 7.94% for the first nine months of 1994, compared with 7.84% and 7.83% in the prior year's respective periods.

    Average interest bearing liabilities totaled $8.1 billion in the third quarter, down 7% from the second quarter of 1994 and down 15% from the corresponding time period in 1993. Savings certificates decreased $448.5 million, or 19% and $456.6 million, or 19%, from the third quarter and first nine months of 1993, as depositors responded to lower interest rates by shortening the maturities of their investments and transferring their funds into money market and demand products. Additionally, money market savings declined $92.5 million, or 5%, and $96.7 million, or 5%, from the third quarter and first nine months of 1993, respectively. Deposit categories experiencing increases as a result of the factors noted above included money market and interest checking and savings accounts. Foreign deposits and large denomination certificates decreased $34.8 million and $23.4 million, respectively, from the third quarter of 1993. Average core deposits remained relatively stable when comparing third quarter and first nine months of 1994 with the same periods of 1993. Purchased funds, which include large denomination certificates, foreign deposits, federal funds and repurchase agreements and other short-term and long-term borrowings averaged $2.5 billion for the 1994 third quarter, down $1.2 billion from the comparable 1993 period and down $543 million from the second quarter of 1994. The lower level of purchased funds in the third quarter of 1994 compared with the second quarter resulted from temporarily funding the growth in credit card receivables prior to securitization. Subsequent to the Separation and the public offering of the Common Stock, it is anticipated that Capital One Bank will begin to assume responsibility for its funding needs. To transition Capital One Bank to financing on a permanent basis, a Bridge Financing Facility of up to $2.5 billion has been arranged. This will result in higher funding costs for Capital One Bank. The average rate on interest bearing liabilities rose 32 basis points when compared with the third quarter of 1993 due to a rise in market rates and lower income from derivative products.

   Table 7
   Consolidated Average Balance Sheet
   (dollars in thousands)

                                                                                                           [ZW]
Three Months Ended
                                                                                            [ZW]
September 30
                                                                                [ZW]
1994                                  1993
                                                               Average         [ZW]
Income/     Yield/    Average         Income/
                                                               Balance         [ZW]
Expense      Rate     Balance         Expense
                                                                               [ZW]
Assets
Earning assets (tax equivalent basis):*
  Interest bearing deposits with
    other banks                                                $   243,888     [ZW]
$  2,851     4.57%    $   217,335     $  2,709
  Federal funds and resale
    agreements                                                   [ZW]
1,003,048       11,602     4.53         743,140        5,753
  Trading account securities                                       [ZW]
257,789        5,062     7.79         393,041        6,800
  Loans held for securitization                                    [ZW]
554,738       13,181     9.50         997,282       22,992
  Loans held for sale                                              [ZW]
127,542        2,270     6.96         272,735        4,791
  Securities available for sale                                  [ZW]
1,157,308       16,124     5.45         296,824        4,188
  Investment securities-taxable                                     [ZW]
20,984          311     5.93       1,568,534       22,505
  Investment securities-nontaxable                                 [ZW]
187,469        5,667    12.09         271,196        8,227
  Loans (net of unearned income):
     Commercial                                                  [ZW]
2,149,870       41,220     7.61       2,097,666       38,422
     Credit card                                                 [ZW]
1,534,093       46,952    12.24       1,820,507       55,103
     Other consumer                                              [ZW]
1,512,629       35,825     9.37       1,207,054       24,407
     Real estate-construction                                      [ZW]
229,590        5,306     9.04         416,432        7,196
     Real estate-commercial
       mortgage                                                    [ZW]
564,423       13,389     9.41         592,539       11,727
     Real estate-residential
       mortgage                                                     [ZW]
89,412        1,917     8.58          76,137        1,878
       Total loans                                               6,080,017      [ZW]
144,609     9.44       6,210,335      138,733
Total earning assets                                             9,632,783     [ZW]
$201,677     8.31%     10,970,422     $216,698
Non-rate related assets:
  Cash and due from banks                                          [ZW]
501,289                               459,887
  Allowance for loan losses                                       [ZW]
(241,813)                             (259,042)
  Premises and equipment (net)                                     [ZW]
248,569                               201,794
  Other assets                                                     [ZW]
830,622                               661,497
Total assets                                                   [ZW]
$10,971,450                           $12,034,558

Liabilities and Stockholders' Equity
Interest bearing liabilities:
  Deposits:
     Money market and interest
       checking                                                $ 1,012,616     [ZW]
$  5,842     2.29%    $   957,086     $  5,607
     Money market savings                                        [ZW]
1,618,108       10,918     2.68       1,710,605       10,957
     Savings accounts                                            [ZW]
1,042,726        8,656     3.29         795,048        6,262
     Savings certificates                                        [ZW]
1,937,671       14,820     3.03       2,386,207       14,991
     Large denomination
       certificates                                                [ZW]
274,959        3,115     4.43         298,358        2,897
     Foreign                                                       [ZW]
205,970        2,385     4.53         240,812        2,014
       Total interest bearing
         deposits                                                [ZW]
6,092,050       45,736     2.98       6,388,116       42,728
  Federal funds and repurchase
    agreements                                                   [ZW]
1,470,682       14,882     3.96       2,213,528       17,355
  Other short-term borrowings                                      [ZW]
304,970        3,751     4.81         628,094        8,364
  Long-term borrowings                                             [ZW]
253,773        4,131     6.37         285,992        4,167
Total interest bearing liabilities                               8,121,475     [ZW]
$ 68,500     3.35%      9,515,730     $ 72,614
Non-interest bearing liabilities:
  Demand deposits                                                [ZW]
1,543,375                             1,434,430
  Other liabilities                                                [ZW]
242,169                               177,442
Common Stockholders' equity                                      [ZW]
1,064,431                               906,956
Total liabilities and stockholders'
  equity                                                       [ZW]
$10,971,450                           $12,034,558
Net interest income/spread                                                     [ZW]
$133,177     4.96%                    $144,084
Interest income to average earning
  [ZW]
assets                                                                                    [ZW]
8.31%
Interest expense to average earning
  [ZW]
assets                                                                                    [ZW]
2.82
Net yield [ZW]
margin                                                                            [ZW]
5.49%


 *Includes the effects of taxable equivalent adjustments using a tax rate of 35%.



                                                                                  [ZW]
Nine Months Ended
                            June [ZW]
30                                                 September 30
                             1994                                     [ZW]
1994                                   1993
Yield/       Average        Income/       Yield/      Average        Income/    [ZW]
Yield/       Average        Income/    Yield/
Rate        Balance        Expense        Rate       Balance        Expense     [ZW]
Rate        Balance        Expense     Rate
                                                                        [ZW]
4.88%      $ 247,936             $  2,952     4.71%    $   250,754     $  [ZW]
8,374     4.40%    $   265,815     $  9,099     4.51%
3.03         856,757                8,674     4.01         823,814       [ZW]
25,226     4.04         735,030       16,863     3.03
6.86         272,872                4,747     6.98         272,145       [ZW]
15,449     7.59         532,351       24,705     6.20
9.22         755,494               17,848     9.45         552,329       [ZW]
38,904     9.39         339,744       23,270     9.13
6.87         212,378                3,115     5.80         231,268       [ZW]
11,146     6.36         209,039       10,903     6.88
5.52       1,351,368               16,529     4.84       1,425,643       [ZW]
56,788     5.25         313,057       13,715     5.78
5.74          20,942                  307     5.86          22,916        [ZW]
1,003     5.84       1,663,639       72,245     5.80
12.13        205,078                6,231    12.15         203,961       [ZW]
18,543    12.12         278,697       24,615    11.78

7.27       2,108,076               40,103     7.63       2,133,242      [ZW]
122,309     7.67       2,085,524      117,836     7.55
12.11      1,941,897               53,255    10.97       1,766,782      [ZW]
150,983    11.39       1,808,999      167,445    12.34
8.04       1,384,050               26,681     7.70       1,406,142       [ZW]
87,780     8.31       1,185,891       71,953     8.10
6.76         262,844                5,248     7.90         261,718       [ZW]
15,795     7.96         479,809       25,108     6.90
7.85         573,203               12,390     8.67         572,674       [ZW]
36,793     8.59         612,123       36,180     7.90
9.87          74,312                1,514     8.15          78,743        [ZW]
5,247     8.88          78,618        5,898    10.00
8.86       6,344,382              139,191     8.80       6,219,301      [ZW]
418,907     9.01       6,250,964      424,420     9.08
7.84%     10,267,207             $199,594     7.80%     10,002,131     [ZW]
$594,340     7.94%     10,588,336     $619,835     7.83%

             499,712                                       [ZW]
496,765                               448,177
            (248,846)                                     [ZW]
(247,634)                             (265,787)
             238,529                                       [ZW]
237,224                               200,268
              44,834                                       [ZW]
771,338                               651,846
         $11,501,436                                   [ZW]
$11,259,824                           $11,622,840




2.32%      $ 1,022,071           $  5,605     2.20%    $ 1,018,734     $ [ZW]
16,999     2.23%    $   945,412     $ 17,036     2.41%
2.54       1,669,819               11,381     2.73       1,662,027       [ZW]
33,617     2.70       1,758,742       34,437     2.62
3.12       981,676                  7,751     3.17         978,809       [ZW]
23,355     3.19         744,855       17,458     3.13
2.49       1,972,308               13,993     2.85       1,981,775       [ZW]
41,863     2.82       2,438,403       45,662     2.50
3.80       344,830                  3,635     4.17         316,045        [ZW]
9,974     4.16         255,916        7,775     4.01
3.27       215,035                  2,112     3.89         227,651        [ZW]
6,678     3.87         177,000        4,328     3.22
2.65       6,205,739               44,477     2.87       6,185,041      [ZW]
132,486     2.86       6,320,328      126,696     2.68
3.07       1,905,695               18,510     3.84       1,697,530       [ZW]
46,619     3.62       2,088,890       49,291     3.11
5.21       333,315                  4,145     4.92         304,563       [ZW]
10,949     4.74         477,237       19,162     5.29
5.70       254,007                  4,183     6.51         255,332       [ZW]
12,180     6.29         293,680       13,139     5.90
3.03%      8,698,756             $ 71,315     3.29%      8,442,466     [ZW]
$202,234     3.20%      9,180,135     $208,288     3.03%

           1,563,117                                     [ZW]
1,554,188                             1,395,769
             222,536                                       [ZW]
233,420                               174,706
           1,017,027                                     [ZW]
1,029,750                               872,230
         $11,501,436                                   [ZW]
$11,259,824                           $11,622,840
 4.81%                           $128,279     4.51%                    [ZW]
$392,106     4.74%                    $411,547     4.80%
 7.84%                                        [ZW]
7.80%                                 7.94%                                 7.83%
 2.63                                          [ZW]
2.79                                  2.70                                  2.63
 5.21%                                         [ZW]
5.01%                                 5.24%                                 5.20%

Credit Card Business

    As noted earlier, designated assets of Signet Bank/Virginia's credit card division will be transferred to a new limited purpose bank which is intended to be spun-off. Excluded from such transfer will be approximately $335 million of credit card receivables located in Signet's regional market area. The following discussion gives no effect to these proposed transactions.

    The credit card industry is highly competitive and operates in a legal and regulatory environment increasingly focused on the cost of services charged to consumers. There is an increasing use of advertising, target marketing, pricing competition and incentive programs. The Company has responded to competition by targeting the origination of new accounts through the creation of products for multiple customer segments using various marketing channels. For example, Signet offers credit cards nationwide with different finance charge and fee combinations or other special features such as a balance transfer option. The Company approves prospective account holders through pre-approval in conjunction with full application underwriting procedures. Using information derived from proprietary statistical models, Signet matches prospective account holders who meet the various applicable underwriting criteria with an appropriate credit card product.

    The Company has invested heavily over the past five years in a sophisticated information-based strategy for originating and managing credit card accounts. Signet uses this strategy to develop improved credit risk models which management believes increase the credit quality of new solicitations. Signet's credit card business continues to benefit significantly from its information-based strategy. The managed credit



Table 8
Managed Credit Card Portfolio Delinquencies*
(dollars in thousands)





                September 30              June 30                March [ZW]
31              December 31            September 30
                    1994                    1994                   [ZW]
1994                    1993                    1993
Number
of Days    Delinquent              Delinquent              [ZW]
Delinquent              Delinquent              Delinquent
Delinquent     Amount   Percent        Amount   Percent        Amount   [ZW]
Percent        Amount   Percent        Amount   Percent

                                                                        [ZW]
30-59 days $   76,133      1.07%   $   59,281       .89%   $   50,461       [ZW]
.85%   $   52,099      1.01%   $   44,810      1.02%
60-89 days     37,615       .53        29,817       .44        27,575       [ZW]
.46        28,236       .55        24,516       .56
90+ days       64,434       .91        52,124       .78        50,278       [ZW]
.84        50,359       .98        48,881      1.12
Total      $  178,182      2.51%   $  141,222      2.11%   $  128,314      [ZW]
2.15%   $  130,694      2.54%   $  118,207      2.70%


    * The portfolio for this schedule includes the managed credit card portfolio as well as an immaterial amount of credit line loans serviced on the bank card system.

card portfolio (which includes securitized receivables) increased by $2.7 billion, or 64%, from September 30, 1993 and by $443.0 million, or 7%, from June 30, 1994. Absolute dollars of net loan losses, on a managed portfolio basis, also rose from $61.0 million for the first nine months of 1993 to $72.6 million for the same time period of 1994. However, the ratio of charge-offs to average loans fell from 2.54% for the first nine months of 1993 to 1.55% for 1994, as a result of the substantial increase in the size of the portfolio. Many of the new accounts may not have aged sufficiently to experience significant charge-offs. Signet also believes that the improved charge-off ratio is evidence of the high credit quality of the accounts obtained through the solicitation program, the improved credit quality of the more seasoned accounts in the portfolio as well as improved economic conditions.

    The ratio of managed credit card loans sixty days or more past due increased to 1.44% of related loans at September 30, 1994 from 1.22% at June 30, 1994, while the dollar amount rose to $102 million from $82 million at the same respective dates. Although the delinquency ratio has risen from the prior quarter-end, it remains at a level which is low for the industry, reflecting the high quality of the credit card portfolio. Usually, new accounts initially exhibit a rising trend of delinquency and credit losses which peaks and then declines to a more steady state of delinquency and losses. This steady state is generally reached within three years. Accordingly, there can be no assurance that Signet's managed loan portfolio will not experience increased levels of delinquency and losses as the average age of Signet's accounts increases. However, a large portion of the new accounts are balance transfer accounts, which, Signet believes, have characteristics resembling more seasoned accounts. Refer to Table 8 for a summary of delinquency data related to credit card loans. New account solicitations represent a diversity of product offerings, largely targeted at lower risk consumers. Management is committed to continually increasing sophistication in all areas of risk management.

Table 9
Managed Credit Card Portfolio
(dollars in thousands)

                                                                               [ZW]
Three Months Ended
                                                           September 30      [ZW]
June 30     March 31   December 31  September 30
                                                             1994            [ZW]
1994         1994          1993           1993
                                                                         [ZW]
Period-end balances:
  On balance sheet loans held
    for securitization                                     $  151,198    $  [ZW]
750,000    $1,000,000                  $  750,000
  On balance sheet loans                                    1,742,622     [ZW]
1,299,627     1,600,756    $1,808,515     1,348,928
  Securitized loans                                         5,138,457     [ZW]
4,539,655     3,289,656     3,289,656     2,186,580
Total period-end managed
  portfolio                                                $7,032,277    [ZW]
$6,589,282    $5,890,412    $5,098,171    $4,285,508
Average balances:
  On balance sheet loans held
    for securitization                                     $  554,738    $  [ZW]
755,494    $  344,445    $  554,348    $  997,283
  On balance sheet loans                                    1,534,093     [ZW]
1,941,897     1,827,581     1,631,570     1,820,507
  Securitized loans                                         4,734,917     [ZW]
3,605,589     3,289,656     2,476,613     1,012,898
Total average managed portfolio                            $6,823,748    [ZW]
$6,302,980    $5,461,682    $4,662,531    $3,830,688

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

    In most of Signet's recent marketing programs, Signet has offered accounts with introductory rates, which are generally at low levels during an introductory period (usually 12 to 16 months) and which generally revert to higher variable rates after the initial period expires; Signet may in its discretion waive all or part of the rate increase for selected accounts. Much of the growth in Signet's account origination and its managed loan portfolio in recent periods is attributable to customers who, attracted by Signet's low introductory rates, transferred balances from competing card issuers. The accounts in Signet's low introductory rate portfolio that reprice are subject to a significant risk of attrition, because cardholders who were initially attracted by Signet's low introductory rates may in turn transfer account balances to lower price products offered by competing card issuers.

    Future growth of the credit card portfolio is highly dependent upon the success of marketing programs and information-based strategies. Although management believes that opportunities exist for continued growth in account origination and balances, Signet's competitors are now attempting to employ many of the programs and strategies that Signet has utilized to attract accounts and encourage usage. Many of Signet's competitors have begun offering credit card products with interest rates and fee levels at or below those currently charged by Signet. As a result, growth in the Company's managed loan portfolio in recent months has been less than that achieved in prior fiscal periods.

    Signet has securitized a total of $5.1 billion of credit card receivables as of September 30, 1994. Table 10 indicates the impact of the securitizations on the statement of consolidated operations, average assets, return on assets and net yield margin. Signet plans to securitize additional credit card receivables during the 1994 fourth quarter. It is anticipated that after the Separation, Capital One Bank will continue to securitize credit card receivables. Signet may also utilize securitization with respect to its retained credit card receivables and other loan products.

    Signet has successfully implemented its information-based strategy to originate and manage credit card accounts. Signet has also employed this information-based strategy in other areas of the Company, such as educational lending, consumer lending, equity line and mortgage banking. During the first nine months of 1994, other consumer loans grew by $370 million as student loans rose $238 million, installment loans increased $79 million and equity lines advanced $53 million. While initial results are promising, it is too early to determine the ultimate success of this strategy.

Table 10
Impact of the Credit Card Securitizations
(dollars in thousands)

                                                                                  [ZW]
Three Months Ended
                                            September 30     June 30          [ZW]
March 31           December 31     September 30
                                              1994            1994              [ZW]
1994                1993             1993
                                                                                [ZW]
Statement of Consolidated
  Income (as reported)
Net interest income                      $ 129,722         $   [ZW]
124,910           $ 127,216          $ 129,756        $   139,922
Provision for loan losses                    3,000               [ZW]
2,999               5,499             10,276             12,501
Non-interest income                        151,820             [ZW]
139,467             128,363            122,156             85,517
Non-interest expense                       276,814             [ZW]
186,625             172,109            169,934            147,516
Income before income taxes               $   1,728         $    [ZW]
74,753           $  77,971        $    71,702        $    65,422
  Securitizations
Net interest income                      $  81,996         $    [ZW]
72,943           $  73,492        $    61,006        $    35,431
Provision for loan losses                   19,343              [ZW]
17,755              16,116             15,959             13,783
Non-interest income                        (62,653)            [ZW]
(55,188)            (57,376)           (45,047)           (21,648)
Non-interest expense                             -                   [ZW]
- -                   -                  -                  -
Income before income taxes               $       -         $         -          [ZW]
$        -        $         -        $         -
Managed Statement of Income
  (adjusted)
Net interest income                      $ 211,718         $   197,853         [ZW]
$   200,708        $   190,762        $   175,353
rovision for loan losses                    22,343              [ZW]
20,754              21,615             26,235             26,284
Non-interest income                         89,167              [ZW]
84,279              70,987             77,109             63,869
Non-interest expense                       276,814             [ZW]
186,625             172,109            169,934            147,516
Income before income taxes              $    1,728         $    [ZW]
74,753              77,971        $    71,702        $    65,422
As reported:
  Average earning assets                $9,632,783         $10,267,207         [ZW]
$10,111,663        $10,446,944        $10,970,422
  Return on assets                            0.13%               [ZW]
1.78%               1.90%              1.71%              1.51%
  Net yield margin                            5.49                [ZW]
5.01                5.24               5.07               5.21
Including securitized credit
  cards:
  Average earning assets               $14,367,700         $13,872,796         [ZW]
$13,401,319        $12,923,557        $11,983,320
  Return on assets                            0.09%               [ZW]
1.35%               1.48%              1.41%              1.39%
  Net yield margin                            5.94                [ZW]
5.82                6.18               5.97               5.94

Yield on managed portfolio                   12.04%              [ZW]
11.97%              12.32%             12.85%             13.24%

Risk Elements

Non-Performing Assets

    Non-performing assets include non-accrual loans, restructured loans and foreclosed properties. Non-performing assets declined $11.8 million or 15% from June 30, 1994. Non-performing assets represented 1.01% of loans and foreclosed properties at September 30, 1994, down from 1.35% and 1.97% at June 30, 1994 and September 30, 1993, respectively. Non-performing assets are at their lowest level since December 31, 1986. The allowance for loan losses equaled 590% of non-performing loans at September 30, 1994, down slightly from 617% at June 30, 1994 and up from 471% at September 30, 1993. The ratio of the allowance to non-performing assets also improved to 342% at September 30, 1994 from 316% at June 30, 1994 and 222% at September 30, 1993.

    Foreclosed properties totaled $27.7 million (net of reserve) at the end of the third quarter of 1994 and were equal to 42% of total non-performing assets and 59% of non-performing real estate assets. The gross foreclosed properties balance reflected an aggregate discount of approximately 52% from prior charge-offs and write-downs. Signet sold $13.4 million and $21.6 million of foreclosed properties during the third quarter and the first nine months of 1994, respectively.

    Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $62.6 million at September 30, 1994. This is a 17% increase from the $53.7 million 1994 second quarter level, and representsa 6% improvement from the $66.7 million reported at September 30, 1993. The September 30, 1994 total was comprised of $6.7 million of commercial loans; $17.5 million of credit card loans; $19.5 million of other consumer loans (of which $15.6 million are student loan delinquencies which are government guaranteed and do not represent material loss exposure); $11.3 million of mortgage loans; and $7.6 million of construction loans.

Table 11
Non-performing Assets and Past Due Loans
(dollars in thousands)

                                            September 30         June 30     [ZW]
December 31
                                          1994         1993       1994          [ZW]
1993
Non-accrual loans:
  Commercial                            $16,361     $ 20,267     $17,258     $ [ZW]
42,303
  Consumer                                1,518        2,272       1,634        [ZW]
2,191
  Real estate-construction                9,080       22,564       9,759       [ZW]
17,837
  Real estate-mortgage*                   9,064        7,350       7,512        [ZW]
6,523
     Total non-accrual loans             36,023       52,453      36,163       [ZW]
68,854
Restructured loans:
  Commercial                              1,184          425       2,675        [ZW]
1,609
  Real estate-construction                1,000        1,200       1,000        [ZW]
3,470
     Total restructured loans             2,184        1,625       3,675        [ZW]
5,079
     Total non-performing loans          38,207       54,078      39,838       [ZW]
73,933
Legally foreclosed properties            27,004       56,725      38,257       [ZW]
37,938
In substance foreclosed properties        1,209       11,029       1,851       [ZW]
10,357
Less foreclosed property reserve           (563)      (7,312)     (2,291)      [ZW]
(5,742)
     Total foreclosed properties         27,650       60,442      37,817       [ZW]
42,553
     Total non-performing assets        $65,857     $114,520     $77,655     [ZW]
$116,486
Percentage to loans (net of unearned)
  and foreclosed properties                1.01%        1.97%       [ZW]
1.35%        3.08%
Allowance for loan losses to:
  Non-performing loans                   589.84       471.00      616.91       [ZW]
228.25
  Non-performing assets                  342.19       222.41      316.48       [ZW]
146.61
Accruing loans past due 90 days or more $62,626     $ 66,695     $53,679     $ [ZW]
64,835

    *Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage non-accrual loans were not significant for the periods presented.

Real Estate Lending

    Signet's real estate-construction loan exposure at September 30, 1994 totaled $218.5 million, a 29% decline from the 1993 year-end level and a 41% decline from the September 30, 1993 level. Approximately $73 million of the decline from December 31, 1993 was due to the real estate loan sale. Of the total construction loan portfolio, approximately 44% was located in the Metro-Washington area. The largest type of construction financing was residential at 38%. Commercial mortgage loans totaled $532.4 million at September 30, 1994 and included $ 250.3 million of mini-permanent (interim) mortgage loans. Commercial mortgage loans declined $49 million since December 31, 1993, of which $29 million was due to the real estate loan sale.


Stockholders' Equity Data

    At September 30, 1994, stockholders' equity totaled $1.1 billion, an increase of 17% from the previous year's level of $926 million. This increase reflects the earnings of the Company over the past year and the acquisition of Pioneer Financial Corporation. During the third quarter of 1994, Signet completed the acquisition of Pioneer Financial Corporation, the parent company of Pioneer Federal Savings Bank, a $400 million financial institution located in Chester, Virginia. The transaction was a tax-free exchange of stock. Pioneer's shareholders received .6232 shares of Signet common stock for each Pioneer share held. This resulted in Signet issuing approximately 1.5 million shares of common stock. The transaction had little dilutive effect on Signet's earnings per share.

    Effective January 1, 1994, Signet adopted the Financial Accounting Standard Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that securities classified as available for sale be reported at fair value with unrealized gains and losses reported in a separate component of stockholders' equity, net of tax. At September 30, 1994, the net unrealized losses, net of tax, related to securities available for sale, totaled $27.6 million primarily from a reduction in the value of mortgage backed securities and U.S. Treasury obligations. Signet has no plans at present to sell these securities and recognize a loss.

    The Company's equity-to-assets ratio was a strong 9.81% at September 30, 1994, which is an improvement from 9.58% at June 30, 1994 and 7.92% at September 30, 1993. Signet's risk-adjusted capital ratios at September 30, 1994 remained strong at 12.71% and 15.98% for Tier I and Total Capital, respectively. Signet's leverage ratio at September 30, 1994 was 9.65%, an improvement from 8.94% at June 30, 1994. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and

Table 12
Selected Capital Data
(dollars in thousands)

                                                                                [ZW]
September 30      September 30        December 31
                                                                                  [ZW]
1994               1993                 1993
                                                                               [ZW]
Qualifying common stockholders' equity                                         [ZW]
$1,098,911         $  926,030          $  964,662
Less goodwill and other disallowed [ZW]
intangibles                                    (44,014)           [ZW]
(23,679)            (23,404)
  Total Tier I capital                                                          [ZW]
1,054,897            902,351             941,258
Qualifying [ZW]
debt                                                                   [ZW]
166,400            225,927             222,607
Qualifying allowance for loan [ZW]
losses                                              105,237            [ZW]
109,899             107,646
  Total Tier II [ZW]
capital                                                           [ZW]
271,637            335,826             330,253
Total risk-based capital                                                       [ZW]
$1,326,534         $1,238,177          $1,271,511
Total risk-adjusted assets                                                     [ZW]
$8,298,825         $8,647,106          $8,466,048
Ratios:
Tier I [ZW]
capital                                                                      [ZW]
12.71%             10.44%              11.12%
Total risk-based [ZW]
capital                                                            [ZW]
15.98              14.32               15.02
Tier I [ZW]
leverage                                                                      [ZW]
9.65               7.51                8.13
Tangible Tier I [ZW]
leverage                                                             [ZW]
9.30               7.30                7.88
Total stockholders' equity to [ZW]
assets                                                 9.81               [ZW]
7.92                8.14
Total stockholders' equity + allowance to [ZW]
loans                                     20.10              [ZW]
20.49               19.30
Common dividend payout ratio [ZW]
(year-to-date)                                         40.32              [ZW]
25.11               26.14
Book value per share                                                           [ZW]
$    18.52         $    16.39          $    17.04


other factors. At September 30, 1994, all of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions. Management anticipates that after the Separation referred to earlier, all of Signet's banking subsidiaries will continue to meet the "well capitalized" criteria.


Interest Rate Sensitivity and Liquidity

    Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of declining rates, earnings on the investment portfolio improve as funding costs decline. Improved spreads in the investment portfolio are offset by narrower spreads in the core banking businesses as changes in consumer deposit costs lag decreases in market interest rates. ALCO routinely uses derivatives such as interest rate swaps to insulate the Company against the possibility of sudden changes in interest rates. ALCO, in managing interest rate sensitivity, also uses simulations to better identify the impact that market changes and alternative strategies might have on net interest income. Given the timing of the Separation, interest rate sensitivity was evaluated on the Company excluding those assets which will transfer to Capital One Bank. Those simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 3% impact on rate sensitive income over the next twelve months.

    Asset liquidity is generally provided by interest earning assets other than investment securities held to maturity and loans. This group of interest-earning assets (interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, credit card loans held for securitization, loans held for sale and securities available for sale) totaled $3.0 billion, or 31% of earning assets at September 30, 1994. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 111% of total loans as of September 30, 1994. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. For the first nine months of 1994, cash and cash equivalents decreased by $297 million primarily as a result of a sharp decline in interest bearing deposits with other banks. Cash provided by operations was $302 million for this time period resulting mainly from proceeds from securitization of credit card loans. Cash provided by investing activities amounted to $385 million principally due to proceeds from sales and maturities of securities available for sale exceeding purchases. Cash used by financing activities amounted to $984 million as there was a decrease in short-term borrowings and deposits.

PART II.  OTHER INFORMATION


Item 6.Exhibits and Reports on Form 8-K


(a)Exhibits:

Exhibit 11 - Computation of Earnings Per Share


(b)Reports on Form 8-K


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



                                                  SIGNET BANKING CORPORATION

                                                         (Registrant)



    Date: November 10, 1994                    /s/ Wallace B. Millner, III
                                                   Wallace B. Millner, III
                                                   Senior Executive Vice
                                                   President & Chief
                                                   Financial Officer



    Date: November 10, 1994                    /s/ W. H. Catlett, Jr.
                                                   W. H. Catlett, Jr.
                                                   Executive Vice President
                                                   & Controller
                                                   (Chief Accounting Officer)