Form 10-K
period 1994-12-31
SIGNET BANKING CORP
filed 1995-03-23
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   Form 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1994
[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 (No Fee Required). For the transition period from ____________ to ____________.


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

                              Yes     X        No




Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1995: *

                  Common Stock, $5 Par Value - $2,019,314,875

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1995:

                    Common Stock, $5 Par Value - 58,594,838




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


                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Parts I, II and IV.

2. Portions of the proxy statement for the annual shareholders' meeting to be held on April 25, 1995 are incorporated by reference into Part III.


                                     PART I

ITEM 1.  BUSINESS.

General

     The Registrant is a registered bank holding company, incorporated in Virginia in 1962, and had consolidated assets of $12.9 billion as of
December 31, 1994. On the basis of total assets and deposits at December 31, 1994, the Registrant is the second largest banking organization headquartered in Virginia. During 1994, the Registrant provided interstate financial services through four principal subsidiaries: Signet Bank/Virginia, headquartered in Richmond, Virginia; Signet Bank/Maryland, headquartered in Baltimore, Maryland; Signet Bank N.A., headquartered in Washington, D.C. and Capital One Financial Corporation ("Capital One"), headquartered in Falls Church, Virginia.

     On July 27, 1994, the Registrant announced plans to spin off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts representing approximately $335 million, or 5%, of the managed credit card portfolio of the credit card business were retained by Signet. The Separation occurred November 22, 1994 at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. Signet distributed all of the remaining Capital One common stock it held to Signet shareholders in a tax-free distribution on February 28, 1995. Capital One is listed on the New York Stock Exchange under the symbol COF. Signet's Board of Directors believes the distribution of Capital One shares will enhance shareholder value by creating two independent financial institutions, each possessing substantial financial and managerial strength and each pursuing separate and attractive long-term business strategies.

     The Registrant is engaged in general commercial and consumer banking businesses through its principal bank subsidiaries, which are members of the Federal Reserve System. Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. provide financial services through banking offices located throughout Virginia, Maryland and Washington, D.C and a 24-hour full-service Telephone Banking Center. Capital One is a major issuer of credit cards nationwide, offering a broad spectrum of card products designed to meet the unique needs of differing market segments. Signet Bank/Virginia owns a commercial bank operating in the Bahamas. International banking operations are conducted through foreign branches of Signet Bank/Virginia and Signet Bank/Maryland. Service subsidiaries are engaged in writing insurance in connection with the lending activities of the banks and bank-related subsidiaries and owning real estate for banking premises. Other subsidiaries are engaged in trust operations, various kinds of lending and leasing activities, insurance agency activities, mortgage lending and broker and dealer activities relating to certain phases of the domestic securities business.

     As of December 31, 1994, the Registrant and its subsidiaries employed 6,028 full-time and 1,311 part-time employees. Capital One employed 2,305 full-time and 324 part-time employees, which are included in the total employees for the Registrant.

Domestic Banking Operations

      Signet Bank/Virginia, incorporated under the laws of Virginia, had assets of $6.8 billion at December 31, 1994. Signet Bank/Maryland, incorporated under the laws of Maryland, had assets of $3.2 billion at December 31, 1994. Signet Bank N.A., incorporated under the laws of the United States, had assets of $619 million at December 31, 1994. Capital One Bank, incorporated under the laws of Virginia in 1994, had assets of $3.1 billion at December 31, 1994. Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. provide all customary banking services to businesses and individuals. Capital One Bank is a limited purpose credit card bank.


Domestic Trust Operations

      Trust operations are administered by Signet Trust Company, a subsidiary of the Registrant which presently operates four offices in Virginia, one office in Maryland and one office in Washington, D.C.


International Banking Operations

      International banking operations are conducted through Signet Bank/ Maryland's and Signet Bank/Virginia's international divisions and through Signet Bank (Bahamas), Ltd., a subsidiary of Signet Bank/Virginia.

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

      Signet Insurance Services, Inc. and Signet Insurance Services, Inc./ Maryland, wholly-owned subsidiaries of the Registrant, provide, as agents, a full line of life and property/casualty insurance coverage for both individuals and business enterprises.

      Signet Mortgage Corporation, a wholly-owned subsidiary of Signet Bank/ Virginia, engages in the business of originating, servicing, and selling mortgage loans.

      Signet Leasing and Financial Corporation, a wholly-owned subsidiary of Signet Bank/Maryland, engages in diversified equipment lease financing activities (excluding passenger automobiles) for commercial customers primarily in Maryland and the Mid-Atlantic region.

      Signet Financial Services, Inc., a wholly-owned subsidiary of the Registrant, acts as a broker and dealer in certain phases of the domestic securities business.

Competition

      The Registrant is subject to substantial competition in all phases of its business. Its banks compete not only with other commercial banks but with other financial institutions, including brokerage firms, credit card banks, savings and loan associations and savings banks, credit unions, consumer loan companies, finance companies, insurance companies and certain governmental agencies, many of which are substantially larger than the Registrant.

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


Capital Guidelines

         The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has adopted risk- based capital guidelines for bank holding
companies.   The  minimum guidelines for  the ratio  of capital  to
risk-weighted assets (including certain  off-balance-sheet activities, such as
standby  letters of credit) is 8 percent.   At  least half  of the  total
capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock less disallowed intangibles, including goodwill ("Tier I capital"). The remainder may consist of qualifying subordinated debt, other preferred stock and a limited amount of the loan loss allowance. At December 31, 1994, the Registrant's Tier I and total capital ratios were 12.59 percent and 15.59 percent, respectively.

         In addition,  the Federal  Reserve Board has  established minimum
leverage  ratio guidelines  for bank holding companies.   These  guidelines
provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory
rating.   All other  bank holding  companies are  generally required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1994 was
9.90 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will continue to consider a "tangible Tier I leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

         Each of the Registrant's subsidiary banks is subject to similar capital requirements adopted by the appropriate federal bank regulator. Following are the capital ratios for the Company's four principal bank subsidiaries at December 31, 1994:

Ratio                  Signet Bank/Virginia     Signet Bank/Maryland          Signet Bank N.A.  Capital One


Tier I                         7.39%                  11.29%                   27.14%             13.50%
Total Capital                 10.25                   13.86                    28.41              14.77
Leverage                       5.69                    7.02                     9.83              11.71


         Failure to meet capital guidelines could subject a national or state member bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what
schedule.   For  further discussion,  refer to the  portions of  Signet's 1994
Annual  Report to Shareholders  incorporated by reference herein (Exhibit 13.1).




Supervision

         Signet Bank/Virginia, Signet Bank/Maryland and Capital One Bank are supervised and regularly examined by the Federal Reserve Board and by the Bureau of Financial Institutions of the Virginia State Corporation Commission or the Maryland Bank Commissioner. Signet Bank N.A. is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Each of such banking subsidiaries is subject to regulation and examination by the Federal Deposit Insurance Corporation. The Registrant is also subject to examination by the Federal Reserve Board.

         The Registrant's non-banking subsidiaries  are supervised by the
Federal Reserve Board.   In addition, Signet Insurance  Services, Inc. and
Signet Insurance Services, Inc./Maryland are subject to insurance laws and regulations of Virginia and Maryland, respectively, and the activities of Signet Financial Services, Inc. are regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities laws.

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

         Capital One is not a bank holding company under the BHC Act as a result of its ownership of Capital One Bank because Capital One Bank is not a
"bank"  as defined under the  BHC Act.   Capital One Bank is not  a "bank" under
the BHC Act because it (i) engages only in credit card operations, (ii) does not accept demand deposits or deposits that the depositor may withdraw by check or similar means for payment to third parties or others, (iii) does not accept any savings or time deposit of less than $100,000, (iv) maintains only one office that accepts deposits, and (v) does not engage in the business of making commercial loans. If Capital One Bank failed to meet the credit card bank exemption criteria described above, Capital One Bank's status as an insured depository institution would make Capital One subject to the provisions of the BHC Act.

         The Registrant is a bank holding company and is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of the Registrant's revenues are interest income derived from loans to and deposits in subsidiaries and dividends the Registrant receives from its subsidiaries. The right of the Registrant to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary. Signet Bank/Virginia, Signet Bank/Maryland, Signet Bank N.A. and Capital One Bank are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. There is also a number of federal and state legal limitations to the extent to which Signet Bank/Virginia, Signet Bank/Maryland, Signet Bank N.A. and Capital One Bank may pay dividends or otherwise supply funds to the Registrant or its affiliates (including Capital
One). The prior approval of the appropriate federal bank regulator is required if the total of all dividends declared by a national bank or state member bank in any calendar year will exceed the sum of such bank's net profits, as defined by the regulators, for the year plus the preceding two calendar years. In addition, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting losses and bad debts in
excess of the  allowance for loan  and lease losses.   The payment  of dividends
by the Registrant and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital
above regulatory minimums.   In addition, the appropriate federal  regulatory
authority is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the Office of the Comptroller of the Currency have each indicated that banking organizations should generally pay dividends only out of current operating earnings. Under applicable regulatory restrictions, all of the Registrant's banking subsidiaries were able to pay dividends as of January 1, 1995.

         Under federal law, Signet Bank/Virginia, Signet Bank/Maryland, Signet Bank N.A. and Capital One Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Registrant or any non-bank subsidiary, or take their securities as collateral
for loans  to any borrower.   In  addition, federal law  requires that  certain
transactions between Signet Bank/Virginia, Signet Bank/Maryland, Signet Bank N.A. and Capital One Bank and their affiliates, including sales of assets and furnishing of services, must be on terms that are at least as favorable to the banks as those prevailing in transactions with independent third parties.

         Signet Bank/Virginia, Signet Bank/Maryland, Signet Bank N.A. and Capital One Bank are subject to various statutes and regulations relating to required reserves, investments, loans, acquisitions of fixed assets, interest rates payable on deposits, requirements for meeting community credit needs, transactions among affiliates and the Registrant, mergers and consolidations, and other aspects of their operations.

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

         On July 1, 1994, legislation became effective which amends Virginia's interstate banking statutes to allow Virginia bank holding companies to acquire banking institutions located in any state with reciprocal national banking laws and out-of-state bank holding companies to acquire Virginia banking institutions if the laws of the out-of-state bank holding company's home state permit acquisitions of banking institutions in that state by Virginia bank holding companies under the same conditions.

         On  September 29, 1994, the  federal Riegle-Neal Interstate Banking and
Branching Efficiency Act (the "Riegle  Act") became  law.   Under the  Riegle
Act, effective September 30, 1995, the Federal Reserve may approve bank holding company acquisition of banks in other states, subject to certain aging and deposit concentration limits. Commencing June 1, 1997 (or earlier if a particular state chooses), banks in one state may merge with banks in another state, unless the other state has chosen not to implement this section of the Riegle Act. These mergers are also subject to similar aging and deposit concentration limits.


     On February 23, 1995, the Virginia General Assembly passed legislation, effective July 1, 1995, which would permit Virginia banks to merge with out-of-state banks, and out-of-state banks resulting from such an interstate merger transaction to maintain and operate branches in Virginia of a merged Virginia bank, if the laws of the home state of such out-of-state bank
permit  interstate merger  transactions.   In  addition, effective July  1,
1995, Virginia banks are permitted to establish de novo branches in other states, and out- of-state banks are permitted to establish de novo branches in Virginia, if the laws of the home state of such out-of-state bank permit Virginia banks to establish de novo branches in that state.

         Certain provisions of Maryland law affect the competitive posture of Maryland banks. Under Maryland law, an out-of-state bank holding company, regardless of location, may establish new banks in Maryland that may compete generally with Maryland banks, provided certain capital investment and employment requirements are met and, unless otherwise waived, the out-of-state bank holding company agrees to locate the headquarters of the new Maryland bank in a designated enterprise zone.

         Maryland law allows branching, subject to regulatory approval. Virginia law provides that a bank may establish new branches, subject to regulatory approval, anywhere in the state and, effective July 1, 1995, in other states with branching reciprocity. District of Columbia law allows branching by District of Columbia banks within the District, subject to regulatory approval.

         The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), contains a number of provisions which directly or indirectly affect the activities of federally insured national and state-chartered commercial banks.

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

         FIRREA allows the FDIC to recover from a depository institution for any loss or anticipated loss to the FDIC that results from the default of a commonly controlled insured depository institution or from assistance provided to such an institution. Signet Bank/Virginia, Signet Bank/Maryland and Signet Bank N.A. are commonly controlled by the Registrant, for purposes
of this provision.   As of March 1,  1995, when the distribution of Capital  One shares to Signet shareholders was completed, Capital One Bank was not commonly controlled for such purposes. The FDIC's claim for loss reimbursement under the "cross-guaranty" provisions is superior to any claims of shareholders of the liable institution or any claims of affiliates of such institution (other than claims on secured debt that existed as of May
1, 1989).   The  FDIC's  claim is subordinate to  the claims  of depositors, third party secured creditors, senior and general creditors and holders of subordinated debt other than affiliates.

         FIRREA gives the Federal Reserve Board specific authority to permit the acquisition of healthy, as well as failing, savings associations by a bank holding company under the BHC Act.

         FIRREA enhances the enforcement powers of the federal banking regulators, increases the penalties for violations of law and substantially revises and codifies the powers of receivers and conservators of
depository  institutions.   The receivership  and conservatorship  provisions of
FIRREA include a statutory claims procedure and provisions which confirm the powers of the FDIC to obtain a stay of pending litigation and to repudiate certain contracts or leases. The Crime Control Act of 1990, also contains a number of provisions which enhance the enforcement powers of the federal banking regulators and increase the penalties for violations of law.

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

         The Registrant's subsidiary banks are subject to FDIC deposit insurance
assessments.   FIRREA requires that the FDIC reach an  insurance fund reserve
for the BIF  of $1.25 for every $100 of insured deposits.   The FDIC has
indicated that it expects the BIF to meet the required insurance fund reserve between May and June of 1995. If the reserve ratio of the BIF is less than the designated reserve ratio, the FDIC is required to set assessment rates sufficient to increase the ratio to the required ratio, and is authorized to impose special additional assessments. A significant increase in the assessment could have an adverse impact on the Registrant's results of
operations.    See  discussion below  under  Federal  Deposit  Insurance
Corporation Improvement Act of 1991 ("FDICIA"), for further information on the risk-based insurance assessment system adopted by the FDIC.

         In December  1991, FDICIA was enacted.   FDICIA substantially revises
the bank regulatory and funding provisions of the Federal Deposit Insurance Act and makes revisions to several other federal banking statutes.

         FDICIA requires the federal banking agencies to take "prompt corrective action" with depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other
factors.   As  of December  31, 1994,  all four of  the Registrant's banks met the "well capitalized" criteria.

         A depository institution is well capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure, adequately capitalized if it meets each such measure, undercapitalized if it fails to meet any such measure, significantly undercapitalized if it is significantly below any such measure and critically undercapitalized if it fails to meet any critical capital level set forth in
the regulations.   The critical  capital level must be  a level of tangible
equity equal to not less than two percent of total assets and not more than 65 percent of the minimum leverage ratio to be prescribed by regulation (except to the extent that two percent would be higher than such 65 percent
level).   An institution may be deemed to  be in a capitalization  category that is lower than is indicated by its actual capital position if, among other things, it receives an unsatisfactory examination rating.

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

         FDICIA restated Section 22(h) of the Federal Reserve Act, a statutory provision which, among other things, restricts the amounts and terms of extensions of credit which may be made by a bank to its executive officers, directors, principal shareholders (collectively, "insiders"), and to their related interests. In addition to limitations previously in place, FDICIA requires a bank, when lending to insiders, to follow credit underwriting procedures that are not less stringent than those applicable to comparable transactions by the bank with persons outside the bank. Directors and their related interests are now subject to the same aggregate lending limits previously applicable to executive officers and their principal shareholders and their related interests; further, the amount a bank can lend in the aggregate to insiders, and to their related interests, is limited to an amount equal to the bank's unimpaired capital and surplus. Insiders are also prohibited from knowingly receiving, or knowingly permitting their related interests to receive, any extension of credit not authorized by Section 22(h) of the Federal Reserve Act.

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

         Under FDICIA, the appropriate federal banking agencies have issued regulations requiring insured depository institutions to have annual independent audits (which can be performed only by accounting firms which have, among other things, agreed to provide related working papers, policies and  procedures to  the FDIC,  and  the  appropriate federal  and
state  banking  authorities,  if  so requested).    In  the case  of
institutions  that are subsidiaries of holding companies, the audit requirement
can  be met by an audit of the holding  company.    The accountants  must  issue
reports in compliance with generally accepted accounting principles and FDICIA. The scope of the audit must include a review of whether the financial statements of the institution are presented fairly in accordance with generally accepted accounting principles and whether they comply with such other disclosure requirements as the federal banking agencies may prescribe. Also, the accountants must apply procedures agreed upon by the FDIC to determine objectively if an institution is in compliance with laws and regulations. Institutions are required to provide their accountants copies of reports of condition, examination reports and information concerning any agency enforcement actions. Copies of the accounting firm reports are to be provided to the FDIC and the appropriate primary federal banking agency.

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

     FDICIA amended the Federal Deposit Insurance Act by inserting a new provision concerning accounting objectives, standards, and requirements.
Among other matters, the federal banking agencies are required to: (i) review the accounting principles used by depository institutions in preparing financial reports required to be filed with a federal banking agency and related matters with respect to such reports; (ii) modify or eliminate any accounting principles or reporting requirements which are inconsistent with FDICIA's objectives of effective supervision, prompt corrective action, and increased accuracy of financial statements; (iii) prescribe regulations which require that all assets and liabilities, including contingent assets and liabilities, of insured depository institutions be reported in, or otherwise taken into account of, in the preparation of any balance sheet, financial statement, report of condition, or other report required to be filed
with the federal  banking agency; and (iv)   develop jointly  with the other
appropriate federal banking agencies, a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practical, in any such reports. All financial reports and statements are to be prepared in accordance with generally accepted accounting principles, except that each federal banking agency has the power to implement more stringent procedures in certain instances.

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

         FDICIA sets  forth a  new Truth in  Savings Act.   The Federal  Reserve
Board has  adopted regulations implementing  the Truth  in Savings  Act.   A
variety of significant new disclosure requirements are imposed concerning interest rates and terms of deposit accounts. A requirement is also imposed that interest paid on interest-bearing accounts must be calculated on the full amount of principal, as opposed to on only non- reservable balances.

         Under FDICIA, the federal banking agencies adopted regulations providing standards for extensions of credit that are secured by liens on interests in  real estate  or made  for the  purpose of  financing the
construction of  buildings or other improvements of real estate.   In
prescribing standards, the agencies are to consider the risk posed to the deposit insurance fund, the need for safe and sound operation of depository institutions, and the availability of credit.

         Under FDICIA, the FDIC adopted a risk-based insurance assessment system for implementation January 1, 1994 that evaluates an institution's potential for causing a loss to the insurance fund and to base deposit insurance premiums upon individual bank profiles. A transitional risk-based
assessment system  was in  place during  1993.   There were no  significant
changes between the transitional system and the final regulation. Under the risk-based assessment system, each institution pays FDIC insurance premiums within a range from 23 cents to 31 cents per $100 of deposits, depending on the institution's capital adequacy and a supervisory judgment of overall risk. As of December 31, 1994, all four of the registrant's banks paid the lowest FDIC insurance premium, 23 cents per $100 of deposits. The FDIC has announced that it expects to reduce deposit insurance premiums by the end of 1995.


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


Executive Officers of the Registrant

The following table sets forth information with respect to the Registrant's executive officers:

Names, Positions and Offices
With Registrant During Last                                                           An Officer of the
Five Years                                                           Age               Registrant Since

Robert M. Freeman                                                    53                       1978
Chairman and Chief Executive Officer.
Prior to April, 1990, he was President and
Chief Executive Officer.

Malcolm S. McDonald                                                  56                       1982
President and Chief Operating Officer.
Prior to April 1990, he was Vice Chairman.

David L. Brantley                                                    45                       1988
Executive Vice President and Treasurer.
Prior to February, 1995, he was Senior
Vice President and Treasurer.

Robert L. Bryant                                                     44                       1990
Senior Executive Vice President.  Prior to July,
1994, he was  Executive Vice President.
Prior to February, 1990, he was Senior
Vice President, Signet Bank/Virginia.

W.H. Catlett, Jr.                                                    46                       1994
Executive Vice President and Controller
(Principal Accounting Officer).
Prior to August, 1994, he was a Senior
Vice President.

Names, Positions and Offices
With Registrant During Last                                                           An Officer of the
Five Years                                                                            Registrant Since

Philip H. Davidson                                                   50                       1977
Executive Vice President.

T. Gaylon Layfield, III                                              43                       1988
Senior Executive Vice President.

Wallace B. Millner, III                                              55                       1971
Senior Executive Vice President and
Chief Financial Officer (Principal
Financial Officer).

Kenneth H. Trout                                                     46                       1990
Senior Executive Vice President.
Prior to May, 1991, he was an Executive
Vice President.  Prior to July, 1990, he was
Executive Vice President, Signet Bank N.A.

Sara R. Wilson                                                       44                       1980
Executive Vice President, General Counsel and
Corporate Secretary.  Prior to January, 1995,
she was Executive Vice President and
General Counsel.  Prior to January, 1994, she
was Senior Vice President and Senior
Corporate Counsel.

There are no family relationships (as defined in the applicable regulations) among the above listed officers.

         The executive officers of the Registrant are elected to serve until the next organizational meeting of the board of directors of the Registrant following the next annual meeting of the stockholders of the Registrant and until their successors are elected.


Statistical Information

         The statistical information required by Item 1 is in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994, and is incorporated herein by reference, as follows:


                                                                       Page in the Registrant's Annual
                                                                       Report to its shareholders for
         Guide 3 Disclosure                                           the year ended December 31, 1994

  I.     Distribution of Assets, Liabilities and
         Stockholders' Equity; Interest Rates and
         Interest Differential
         A.  Average Balance Sheet                                             30 & 31
         B.  Net Interest Earnings Analysis                                    30 & 31
         C.  Rate/Volume Analysis                                                23

 II.     Investment Portfolio
         A.  Book Value of Investment Securities                                 61
         B.  Maturities of Investment Securities                                 34
         C.  Investment Securities Concentrations                              34 & 35

III.     Loan Portfolio
         A.  Types of Loans                                                      32
         B.  Maturities and Sensitivities of
             Loans to Changes in Interest Rates                                  33
         C.  Risk Elements
               1.  Nonaccrual, Past Due and Restructured Loans               37,38 & 39
               2.  Potential Problem Loans                                       39
               3.  Foreign Outstandings                                   Not Applicable
               4.  Loan Concentrations                                           32
         D.  Other Interest Bearing Assets                                Not Applicable

 IV.     Summary of Loan Loss Experience
         A.  Analysis of Allowance for Loan Losses                               25
         B.  Allocation of the Allowance for Loan Losses                         26

  V.     Deposits
         A.  Average Balances                                                  30 & 31
         B.  Maturities of Large Denomination Certificates                       40
         C.  Foreign Deposit Liability Disclosure                                40

 VI.     Return on Equity and Assets
         A.  Return on Assets                                                    22
         B.  Return on Equity                                                    22
         C.  Dividend Payout Ratio                                               41
         D.  Equity to Assets Ratio                                              22

VII.     Short-Term Borrowings                                                   63



ITEM 2.          PROPERTIES.

         The executive offices of the Registrant and Signet Bank/Virginia are located at 7 N. Eighth Street, Richmond, Virginia, in a building owned by a
subsidiary of the Registrant.   The Registrant's main operations center and  its
bank card  center are located in Henrico  County, Virginia, in  two office
buildings  owned by Capital One Bank.   Signet Bank/Virginia leases a portion of
these buildings. The principal offices of Signet Bank/Maryland are located at 7 St. Paul Street, Baltimore, Maryland. The principal offices of Signet
Bank N.A. are located at 1130 Connecticut Avenue N.W., Washington, D.C. The principal offices of Capital One are located at 2980 Fairview Park Drive, Falls Church, Virginia. The principal offices of Signet Bank/Maryland, Signet Bank N.A. and Capital One are leased.

         Of the Registrant's 249 domestic branch banking locations, 138 are owned by subsidiaries of the Registrant, of which one is subject to mortgage
indebtedness of  approximately $361,000.   The remaining 111 branch  banking
locations and offices of other subsidiaries are leased for various terms at an aggregate annual rent of approximately $22,581,000, of which approximately $4,821,000 is for Signet Bank/Maryland's principal offices.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant and its subsidiaries are parties, plaintiff or defendant in numerous suits arising out of the collection of loans and the enforcement or defense of the priority of its security interests. Management believes that the pending actions against the Registrant or its subsidiaries, both individually and in the aggregate, will not have a material adverse effect on the financial condition or future operations of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                  PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                 STOCKHOLDER MATTERS.

         The information required by Item 5 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994 on page 52 under the heading "Selected Quarterly Financial Data" and on page 69 in Note K, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by Item 6 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994 on pages 22 and 41 under the headings "Selected Financial Data" and "Risk-Based and Other Capital Data", respectively, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994 on pages 21-52 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by Item 8 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994 on pages 53-82 under the heading "Signet Banking Corporation Consolidated Financial Statements" and on page 52 under the heading "Selected Quarterly Financial Data", and is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                             PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 as to the directors of the Registrant is included in the Registrant's 1995 Proxy Statement on pages
2-5 under the headings "Election of Directors" and "Other Directorships", and is incorporated herein by reference.

         The information required by Item 10 as to the executive officers of the Registrant is included in Item 1 under the heading "Executive Officers of the Registrant".

ITEM 11.         EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Registrant's 1995 Proxy Statement on pages 8-13 under the headings "Compensation of the Board" and "Executive Compensation", and is incorporated herein by reference. Information under the headings "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's 1995 Proxy Statement is not incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                                               MANAGEMENT.

         The information required by Item 12 is included in the Registrant's 1995 Proxy Statement on pages 1, 5 and 6 under the headings "Proxy Statement" and "Stock Ownership", and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is included in the Registrant's 1995 Proxy Statement on page 7 under the heading "Transactions", and is incorporated herein by reference.

                                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                 FORM 8-K.

  (a)     (1)  The following consolidated financial statements of Signet
               Banking Corporation and Subsidiaries, included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1994, are incorporated herein by reference in Item 8:

               Consolidated Balance Sheet - December 31, 1994 and 1993 Statement of Consolidated Income - Years ended December 31, 1994, 1993 and 1992

               Statement of Consolidated Cash Flows - Years ended
                     December 31, 1994, 1993 and 1992

               Statement of Changes in Consolidated Stockholders' Equity
                     - Years ended December 31, 1994, 1993 and 1992

               Notes to Consolidated Financial Statements

               Report of Ernst & Young LLP, Independent Auditors

          (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

          (3) Exhibits:

           2.1 Separation, Distribution and Indemnity Agreement dated as of February 22, 1994 among the Registrant, Signet
               Bank/Virginia and Capital One Financial Corporation (Filed herewith).

           2.2 Retained Portfolio, Origination, Servicing and Management Agreement dated as of February 22, 1994 between Signet Bank/Virginia and Capital One Financial Corporation (Filed herewith).

           3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10 K for the fiscal year ended December 31, 1992).

           3.2 Bylaws (Filed herewith).

           4.1 Indenture dated as of May 1, 1972 Providing for Issuance of Unlimited Senior Debt Securities (Incorporated by reference to Exhibit 4-3 to Registration Statement No. 2-43731).

           4.2 Indenture dated as of September 1, 1970 Providing for Issuance of Unlimited Capital Notes (Incorporated by reference to Exhibit 4-2 to Registration Statement No. 2-37919).

           4.3 Indenture dated as of May 1, 1985 relating to $50,000,000 Floating Rate Subordinated Notes due 1997 (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 2-97720).

           4.4 Indenture dated as of April 1, 1986 Providing for
               Issuance of Unlimited Subordinated Debt Securities
               (Incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-4491).

           4.5 Officer's Certificate dated as of April 4, 1986 setting forth the form and terms of $100,000,000 of unsecured floating rate Subordinated Notes due in 1998 (Incorporated by reference to Exhibit 4.11 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

           4.6 Officers' Certificate dated as of May 23, 1989 setting forth the form and terms of $100,000,000 of unsecured 9 5/8% Subordinated Notes due in 1999 (Incorporated by reference to Exhibit 4.12 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).

           4.7 Articles of Amendment, Rights Agreement, Series A Junior Participating Preferred Stock (Incorporated by reference to Exhibit 1 to Current Report on Form 8-K dated May 23,
               1989).

          10.0 Management Contracts and Compensatory Plans Required to be filed as Exhibits.

          10.1 Executive Employee Supplemental Retirement Plan
               (Incorporated by reference to Exhibit 10.4 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.2 Form of Executive Employment Agreement between the Registrant and David L. Brantley, Robert L. Bryant, W.H. Catlett, Jr., Philip H. Davidson, Robert M. Freeman, T. Gaylon Layfield, III, Malcolm S. McDonald, Robert J. Merrick, Wallace B. Millner, III, Keith A. Reynolds, H. Nathaniel Taylor, Kenneth H. Trout, Sara R. Wilson and Randolph W. Wyckoff (Incorporated by reference to Exhibit
               10.8 on Form 10-K for the fiscal year ended December 31,
               1989).

          10.3 1983 Stock Option Plan (Incorporated by reference to Exhibit A to Proxy Statement for 1983 Annual Meeting of Shareholders).

          10.4 1985 Union Trust Bancorp Key Employee Stock Option Plan (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1985).

          10.5 1992 Stock Option Plan (Incorporated by reference to
               Exhibit II to Proxy Statement for 1992 Annual Meeting of Shareholders).

          10.6 Executive Employee Excess Savings Plan (Incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

          10.7 Split Dollar Life Insurance Plan and Agreement
               (Incorporated by reference to Exhibit 10.13 to Annual Report on Form 10-K for the fiscal year ended December 31, 1989).


          10.8 Executive Employee Deferred Compensation Plan
               (Incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

          10.9 1988 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

         10.10 Excess Benefit Retirement Plan (Incorporated by reference to Exhibit 10.17 to Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

         10.11 Annual Executive Incentive Compensation Plan
               (Incorporated by reference to Exhibit I to Proxy
               Statement for 1994 Annual Meeting of Shareholders).

         10.12 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit II to Proxy Statement for 1994 Annual Meeting of Shareholders).

         10.13 1994 Stock Incentive Plan (Incorporated by reference to
               Exhibit III to Proxy to Proxy Statement for 1994 Annual Meeting of Shareholders).

          11.1 Computation of Earnings Per Share (Filed herewith).

          13.1 1994 Annual Report to Shareholders (Filed herewith).

          21.1 Subsidiaries of the Registrant (Filed herewith).

          23.1 Consent of Ernst & Young LLP (Filed herewith).

          27.1 Financial Data Schedule (Filed herewith).

  (b)     Reports on Form 8-K

            The Registrant filed a Current Report on Form 8-K dated February 17, 1995, reporting that Signet Banking Corporation distributed certain materials to its shareholders in connection with the spin-off of Capital One Financial
            Corporation.

            The Registrant filed a Current Report on Form 8-K dated February 28, 1995, announcing that Signet Banking
            Corporation distributed all the common stock it held in Capital One Financial Corporation to Signet stockholders in a tax-fee distribution on February 28, 1995.

            The Registrant filed a Current Report on Form 8-K/A dated February 28, 1995, to include the Financial Data Schedule that was omitted from the Current Report on Form 8-K
            February 28, 1995.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIGNET BANKING CORPORATION



Date:  February 28, 1995                    By   /S/ W. H. Catlett, Jr.
                                                  W. H. Catlett, Jr.
                                        Executive Vice President and Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 1995.

         SIGNATURES                         TITLE



  /S/ Robert M. Freeman         Director, Chairman and Chief Executive
Robert M. Freeman               Officer
                                (Principal Executive Officer)



  /S/ Malcolm S. McDonald       Director, President and Chief Operating
Malcolm S. McDonald             Officer



  /S/ Wallace B. Millner, III   Senior Executive Vice President and
Wallace B. Millner, III         Chief Financial Officer
                                (Principal Financial Officer)



  /S/ W. H. Catlett, Jr.        Executive Vice President and Controller
W. H. Catlett, Jr.              (Principal Accounting Officer)



  /S/ J. Henry Butta            Director
J. Henry Butta



   SIGNATURES                               TITLE



  /S/ Norwood H. Davis, Jr.     Director
Norwood H. Davis, Jr.



  /S/ William C. DeRusha        Director
William C. DeRusha



  /S/ Bruce C. Gottwald, Jr.    Director
Bruce C. Gottwald, Jr.



                                Director
William R. Harvey, Ph.D.



  /S/ Elizabeth G. Helm         Director
Elizabeth G. Helm



  /S/ Robert M. Heyssel, M.D.   Director
Robert M. Heyssel, M.D.



                                Director
Henry A. Rosenberg, Jr.



  /S/ Louis B. Thalheimer       Director
Louis B. Thalheimer

                     EXHIBITS TO SIGNET BANKING CORPORATION


                           ANNUAL REPORT ON FORM 10 K


                            DATED DECEMBER 31, 1994


                           COMMISSION FILE NO. 1 6505

                                 EXHIBIT INDEX


                                                                         Page Number or
Exhibit                                                                 Incorporation by
Number         Description                                                Reference to
    2.1        Separation, Distribution and Indemnity         Page 23
               Agreement

    2.2        Retained Portfolio, Origination, Servicing     Page 52
               and Management Agreement

    3.1        Articles of Incorporation                      Exhibit 3.1 to Annual Report on Form 10-K for
                                                              the fiscal year ended December 31, 1992

    3.2        Bylaws                                         Page 86

    4.1        Instruments defining the rights of             Exhibit 4 1, Registration No. 2 43731;
               security holders, including Indentures         Exhibit 4 2, Registration No. 2 37919;
                                                              Exhibit 4 3, Registration No. 2 97720;
                                                              Exhibit 4 6, Registration No. 2 45986;
                                                              Exhibit 4(a), Registration No. 2 97720;
                                                              Exhibit 4(a), Registration Statement No. 33
                                                              4491; Exhibit 1 to Current Report on
                                                              Form 8 K dated May 23, 1989; Exhibit
                                                              4.11 to Annual Report on Form 10
                                                              K for the fiscal year ended
                                                              December 31, 1989

   10.1        Executive Employee Supplemental                Exhibit 10.4 to Annual Report on Form 10 K for
               Retirement Plan                                the fiscal year ended December 31, 1988

   10.2        Form of Executive Employment                   Exhibit 10.8 to Annual Report on Form 10 K for
               Agreement between the Registrant               the fiscal year ended December 31, 1989
               and David L. Brantley, Robert L. Bryant,
               W.H. Catlett, Jr., Philip H.
               Davidson,  Robert M. Freeman,
               T. Gaylon Layfield, III, Malcolm S.
               McDonald, Robert J. Merrick,
               Wallace B. Millner, III, Keith A.
               Reynolds, H. Nathaniel Taylor,
               Kenneth H. Trout, Sara R. Wilson and
               Randolph W. Wyckoff

   10.3        1983 Stock Option Plan                         Exhibit A to Proxy Statement for 1983 Annual
                                                              Meeting of Shareholders

   10.4        1985 Union Trust Bancorp Key                   Exhibit 10.13 to Annual Report on Form 10 K for
               Employee Stock Option Plan                     the fiscal year ended December 31, 1985

   10.5        1993 Stock Option Plan                         Exhibit II to Proxy Statement for 1993 Annual
                                                              Meeting of Shareholders

   10.6        Executive Employee Excess                      Exhibit 10.14 to Annual Report on Form 10 K for
               Savings Plan                                   the fiscal year ended December 31, 1987

   10.7        Split Dollar Life Insurance Plan               Exhibit 10.13 to Annual Report on Form 10 K for
               and Agreement                                  the fiscal year ended December 31, 1989

   10.8        Executive Employee Deferred                    Exhibit 10.15 to Annual Report on Form 10 K for
               Compensation Plan                              the fiscal year ended December 31, 1988

   10.9        1988 Deferred Compensation Plan                Exhibit 10.16 to Annual Report on Form 10 K for
                                                              the fiscal year ended December 31, 1988

  10.10        Excess Benefit Retirement Plan                 Exhibit 10.17 to Annual Report on Form 10 K for
                                                              the fiscal year ended December 31, 1988

  10.11        Annual Executive Incentive                     Exhibit I to Proxy Statement for 1994 Annual
               Compensation Plan                              Meeting of Shareholders

  10.12        Executive Long-Term Incentive Plan             Exhibit II to Proxy Statement for 1994 Annual
                                                              Meeting of Shareholders

  10.13        1994 Stock Incentive Plan                      Exhibit III to Proxy Statement for 1994 Annual
                                                              Meeting of Shareholders

   11.1        Computation of Earnings per Share              Page 96

   13.1        1994 Annual Report to Shareholders             Page 97

   21.1        Subsidiaries of the Registrant                 Page 163

   23.1        Consent of Ernst & Young LLP                   Page 165

   27.1        Financial Data Schedule                        Page 166

