Form 10-Q
period 1995-03-31
SIGNET BANKING CORP
filed 1995-05-11
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 1995 or

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

                                                   Yes   X    No


          Common Shares outstanding as of April 30, 1995 - 58,681,325

                                 Index

              SIGNET BANKING CORPORATION AND SUBSIDIARIES

                             March 31, 1995

                                                                           Page

PART I.      FINANCIAL INFORMATION

             Item 1.  Financial Statements (unaudited)
                      Consolidated Balance Sheet                             3
                      Statement of Consolidated Income                       4
                      Statement of Changes in Consolidated
                          Stockholders' Equity                               5
                      Statement of Consolidated Cash Flows                   6
                      Supplemental Notes to Quarterly Financial Statements   7

             Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               11

PART II.     OTHER INFORMATION

             Item 4.  Submission of Matters to a Vote of Security Holders   21

             Item 6.  Exhibits and Reports on Form 8-K                      21

SIGNATURES                                                                  22

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(dollars in thousands-except per share) (unaudited)

                                                                         March 31            December 31
                                                                  1995            1994           1994
ASSETS
Cash and due from banks                                      $   541,946     $   502,040     $   531,747
Interest bearing deposits with other banks                        33,523         217,430         355,795
Federal funds sold and securities purchased under resale
  agreements                                                     772,865         728,735       1,135,821
Trading account securities                                       490,266         262,944         353,040
Credit card loans held for securitization                        150,000       1,000,000
Loans held for sale                                              159,224         241,312          69,506
Securities available for sale                                  1,692,387       1,637,359       1,241,696
Investment securities                                            391,897         232,393         398,783
Loans:
  Consumer                                                     2,229,957       2,935,810       4,612,633
  Commercial                                                   2,577,674       2,163,035       2,472,620
  Real estate - construction                                     211,097         278,554         209,183
  Real estate - commercial mortgage                              505,717         578,906         526,956
  Real estate - residential mortgage                             225,477          71,927         191,508
     Gross loans                                               5,749,922       6,028,232       8,012,900
     Less: Unearned income                                      (102,323)        (53,494)        (88,723)
         Allowance for loan losses                              (151,729)       (250,477)       (220,519)
     Net loans                                                 5,495,870       5,724,261       7,703,658
Premises and equipment (net)                                     160,672         232,267         258,715
Interest receivable                                               75,082          92,951          98,557
Other assets                                                     513,994         657,883         783,911
  Total assets (Capital One Financial Corporation
    amounted to -0-, $2,820,413 and $3,072,546,
    respectively)                                            $10,477,726     $11,529,575     $12,931,229

LIABILITIES
Non-interest bearing deposits                                $ 1,533,797     $ 1,631,185     $ 1,542,349
Interest bearing deposits:
  Money market and interest checking                           1,023,532       1,032,734       1,050,176
  Money market savings                                         1,382,105       1,686,754       1,453,629
  Savings accounts                                             1,224,393         951,792       1,170,990
  Savings certificates                                         1,949,339       2,018,711       1,952,090
  Large denomination certificates                                100,987         333,452         643,054
  Foreign                                                        183,337         280,056           9,225
     Total interest bearing deposits                           5,863,693       6,303,499       6,279,164
       Total deposits                                          7,397,490       7,934,684       7,821,513
Securities sold under repurchase agreements                    1,202,629       1,188,883         875,458
Federal funds purchased                                          521,295         694,093         881,693
Commercial paper                                                                 131,469         108,664
Other short-term borrowings                                      105,408          87,496       1,446,955
Long-term borrowings                                             253,550         254,124         253,641
Interest payable                                                  26,047          35,490          31,078
Other liabilities                                                199,831         185,403         400,748
  Total liabilities                                            9,706,250      10,511,642      11,819,750
STOCKHOLDERS' EQUITY
Common Stock, $5 par value; Authorized 100,000,000 shares,
  issued and outstanding 58,659,679,  56,718,841 and
  58,636,759 shares, respectively                                293,298         283,594         293,184
Capital Surplus                                                  193,986         137,942         198,869
Retained Earnings                                                284,192         596,397         619,426
  Total stockholders' equity                                     771,476       1,017,933       1,111,479
  Total liabilities and stockholders' equity                 $10,477,726     $11,529,575     $12,931,229

STATEMENT OF CONSOLIDATED INCOME
(in thousands-except per share) (unaudited)

                                                           Three Months Ended
                                                                 March 31
                                                             1995        1994
Interest income:
  Loans, including fees:
     Consumer                                              $117,634    $ 76,050
     Commercial                                              46,365      40,655
     Real estate - construction                               5,152       5,235
     Real estate - commercial mortgage                       12,131      10,408
     Real estate - residential mortgage                       4,279       1,816
         Total loans, including fees                        185,561     134,164
  Interest bearing deposits with other banks                  1,438       2,571
  Federal funds sold and resale agreements                   15,309       4,950
  Trading account securities                                  6,718       5,640
  Credit card loans held for securitization                   4,205       7,875
  Loans held for sale                                         1,479       5,761
  Securities available for sale                              27,737      23,893
  Investment securities - taxable                             3,946         385
  Investment securities - nontaxable                          3,139       4,396
         Total interest income                              249,532     189,635
Interest expense:
  Money market and interest checking                          6,141       5,552
  Money market savings                                       11,958      11,318
  Savings accounts                                           10,727       6,948
  Savings certificates                                       17,147      13,050
  Large denomination certificates                             7,700       3,224
  Foreign                                                     1,253       2,181
         Total interest on deposits                          54,926      42,273
  Securities sold under repurchase agreements                11,827       8,203
  Federal funds purchased                                    11,871       5,024
  Other short-term borrowings                                14,889       3,053
  Long-term borrowings                                       12,770       3,866
         Total interest expense                             106,283      62,419
Net interest income                                         143,249     127,216
Provision for loan losses                                     7,180       5,499
Net interest income after provision for loan losses         136,069     121,717
Non-interest income:
  Credit card servicing income                               65,036      76,537
  Credit card service charges                                18,741      15,448
  Service charges on deposit accounts                        16,471      15,697
  Trust income                                                4,892       4,801
  Other                                                      15,618      16,160
     Non-interest operating income                          120,758     128,643
  Securities available for sale gains (losses)                  102        (212)
  Investment securities gains (losses)                          255         (68)
         Total non-interest income                          121,115     128,363
Non-interest expense:
  Salaries                                                   57,701      59,941
  Employee benefits                                          18,341      18,062
  Credit card solicitation                                   29,050      21,387
  Supplies and equipment                                     14,526      11,999
  Travel and communications                                  13,153      13,317
  Occupancy                                                  11,954      10,711
  External data processing services                           9,046      11,279
  Other                                                      37,155      25,413
         Total non-interest expense                         190,926     172,109
Income before income taxes (Capital One Financial
  Corporation
  amounted to $27,407 and $54,047, respectively)             66,258      77,971
Applicable income taxes                                      24,033      24,858
Net income                                                 $ 42,225    $ 53,113
Earnings per common share                                  $   0.71    $   0.93
Cash dividends declared per share                              0.25        0.25
Average common shares outstanding                            59,142      57,247

Note: Other non-interest expense for the three months ended March 31, 1995 included $2,018 (net of income taxes) of minority interest in Capital One Financial Corporation.

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
(in thousands) (unaudited)

                                                          Common       Capital       Retained
                                                           Stock       Surplus       Earnings
Three Months Ended March 31, 1995
Balance at beginning of period                           $293,184     $ 198,869     $ 619,426
Net income                                                                             42,225
Issuance of Common Stock                                    1,406         2,324
Purchase of Common Stock                                   (1,292)       (7,207)
Cash dividends                                                                        (14,645)
Spin-off of Capital One Financial Corporation                                        (383,200)
Change in net unrealized gains on securities
  available for sale, net of tax of $10,977                                            20,386
Balance at end of period                                 $293,298     $ 193,986     $ 284,192
Three Months Ended March 31, 1994
Balance at beginning of period                           $283,043     $ 133,038     $ 548,581
Adjustment to beginning balance for change in accounting
  method for net unrealized gain on securities
  available for sale, net of tax of $16,147.                                           29,987
Net income                                                                             53,113
Issuance of Common Stock                                      551         4,904
Cash dividends                                                                        (14,162)
Change in net unrealized gains on securities
  available for sale, net of tax benefit of $11,374                                   (21,122)
Balance at end of period                                 $283,594     $ 137,942     $ 596,397

STATEMENT OF CONSOLIDATED CASH FLOWS
(in thousands) (unaudited)

                                                            Three Months Ended  March 31
                                                                 1995            1994
OPERATING ACTIVITIES
  Net income                                                 $    42,225     $    53,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                     7,180           5,499
     Provision and writedowns on foreclosed property               1,856              89
     Depreciation and amortization                                11,031          10,499
     Investment securities (gains) losses                           (255)             68
     Securities available for sale (gains) losses                   (102)            212
     Decrease (increase) in interest receivable                   23,475          (8,833)
     Increase in other assets                                   (358,691)        (67,152)
     Increase in interest payable                                 16,386           7,285
     (Decrease) increase in other liabilities                    (23,014)         40,940
     Proceeds from sales of loans held for sale                6,879,125       6,978,723
     Purchases and originations of loans held for
       sale                                                   (6,968,843)     (6,798,674)
     Proceeds from sales of trading account
       securities                                              3,420,653       3,619,068
     Purchases of trading account securities                  (3,557,879)     (3,492,434)
       Net cash (used) provided by operating
         activities                                             (506,853)        348,403

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities               18,870          17,258
  Purchases of investment securities                             (25,060)
  Proceeds from sales of securities available for sale            14,468         175,574
  Proceeds from maturities of securities available for
    sale                                                         320,527         109,965
  Purchases of securities available for sale                  (1,137,009)       (156,754)
  Net increase in loans                                         (492,441)       (681,266)
  Recoveries of loans previously charged-off                       4,495           8,505
  Purchases of premises and equipment                            (22,214)        (23,054)
       Net cash used by investing activities                  (1,318,364)       (549,772)

FINANCING ACTIVITIES
  Net increase in deposits                                       198,875         114,071
  Net decrease in short-term borrowings                         (417,335)       (523,186)
  Net increase (decrease) of long-term debt                    1,388,062         (12,028)
  Net (purchase) issuance of common stock                         (4,769)          5,455
  Payment of cash dividends                                      (14,645)        (14,162)
       Net cash provided (used) by financing
         activities                                            1,150,188        (429,850)
Decrease in cash and cash equivalents                           (675,029)       (631,219)
Cash and cash equivalents at beginning of period               2,023,363       2,079,424
Cash and cash equivalents at end of period                   $ 1,348,334     $ 1,448,205

SUPPLEMENTAL DISCLOSURES
  Interest paid                                              $   111,314     $    55,134
  Income taxes paid                                                   57              42
  Transfer of loans to foreclosed property                           210             635
  Transfer of loans to loans held for securitization             150,000       1,000,000

SUPPLEMENTAL NOTES TO QUARTERLY FINANCIAL STATEMENTS
(dollars in thousands) (unaudited)

GENERAL

    The accompanying financial statements (unaudited) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The financial statements have been prepared based on the accounting policies as described in the 1994 annual report and as noted below, except certain amounts which have been reclassified for prior periods to conform to the 1995 presentation format.

STATEMENT OF CONSOLIDATED CASH FLOWS

    Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. A significant noncash transaction in 1995 included a transfer of $3,639,288 of assets (primarily $2,538,554 of loans), $3,256,088 of liabilities (primarily $1,388,153 related to long-term borrowings) and a decrease in retained earnings of $383,200 related to the spin-off of Capital One.

SECURITIES AVAILABLE FOR SALE

    Securities available for sale are summarized as follows:

                                      MARCH 31, 1995                MARCH 31, 1994            DECEMBER 31, 1994
                                                  FAIR                        FAIR                         FAIR
                                    COST          VALUE         COST          VALUE          COST          VALUE
U.S. Government and
 agency obligations -
  Mortgage-backed securities     $1,143,993    $1,149,091    $  388,608    $  389,130    $  633,338    $  607,003
  Other                             433,641       433,216     1,123,830     1,138,381       461,140       457,877
State and political subdivisions        110           118        14,635        15,166           110           116
Other                               119,805       109,962        96,648        94,681       184,703       176,700
   Total                         $1,697,549    $1,692,387    $1,623,721    $1,637,358    $1,279,291    $1,241,696

INVESTMENT SECURITIES
Investment securities are summarized as follows:

                                    MARCH 31, 1995          MARCH 31, 1994        DECEMBER 31, 1994
                                               FAIR                   FAIR                     FAIR
                                   COST        VALUE       COST       VALUE        COST        VALUE
U.S. Government and
 agency obligations -
  Mortgage-backed securities     $ 74,527    $ 74,712                            $ 75,174    $ 73,307
  Other                            99,653      99,596                              74,550      72,656
State and political subdivisions  156,097     160,761    $211,234    $223,457     173,571     179,467
Other                              61,620      61,729      21,159      21,159      75,488      74,236
   Total                         $391,897    $396,798    $232,393    $244,616    $398,783    $399,666


INCOME TAXES

    Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

SECURITIZATIONS

    Signet securitized $2,398,801 of credit card receivables in 1994. These transactions were recorded as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." In conjunction with the spin-off of Capital One, Signet Bank/Virginia's rights and obligations under the majority of its securitization agreements as well as any related assets and liabilities were transferred to Capital One Bank on November 22, 1994. Receivables outstanding under Signet's remaining securitizations amounted to $320,833 at March 31, 1995. Proceeds from the sales in 1994 totaled $2,393,936. Recourse obligations related to these transactions are not material. Excess servicing fees related to the securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses and a normal servicing fee, which is also retained by Signet. In accordance with the sale agreements, a fixed amount of excess servicing fees are set aside to absorb credit losses. The amount available to absorb credit losses is included in other assets and was $17,500 at March 31, 1995.

RECENT ACCOUNTING STATEMENTS

    The Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. In determining the loan loss allowance, SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market value or the fair market value of the collateral if the loan is collateral dependent. Also, in accordance with SFAS No. 114, a loan is classified as foreclosed property when possession has been taken of the collateral, regardless of whether formal foreclosure proceedings take place. Adoption of SFAS No. 114 did not have a material impact on the Company's financial position or results of operations.

CAPITAL ONE FINANCIAL CORPORATION ("CAPITAL ONE")

    On July 27, 1994, Signet Banking Corporation ("Signet") announced plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly- owned subsidiary of Capital One, a wholly-owned subsidiary of Signet ("the Separation"). Accounts representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994, at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. On February 28, 1995, Signet distributed all of the common stock it held in Capital One to Signet stockholders in a tax free distribution. Included in Signet's 1995 non-interest expense is $2,018 of minority interest in Capital One's earnings.


    Subsequent to February 28, 1995, Capital One's results of operations and financial position are excluded from Signet's. The accompanying financial summary data covers the time periods prior and subsequent to the Separation. The basis of preparation of the accompanying financial summary data for the periods prior to the Separation is as follows: (1) The data includes interest expense paid on borrowings from SBV. For purposes of constructing the accompanying financial summary data, three funding pools (short-term, medium-term and long- term pools) were assumed, each with costs based on the average relevant historical rates paid by the Bank. (2) The accompanying financial summary data also includes an allocation of expenses for data processing, accounting, audit, human resources, corporate secretary, treasury, legal and other administrative support provided by Signet. Such expenses were allocated based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes the allocation methods were reasonable. Certain services currently provided by affiliates are expected to continue on a transitional basis. (3) Additionally, SBV retained a credit card portfolio of approximately $335 million for all periods presented that is associated with its deposit customer base. The financial summary data assumes Capital One assessed SBV a normal servicing fee for servicing this retained portfolio for all periods presented. Capital One will continue to service and manage these accounts according to a servicing agreement which provides for arm's length fees and which can continue through September 1996.


Capital One summary financial data follows:

                                      FEBRUARY 28     MARCH 31    DECEMBER 31
                                         1995           1994         1994
Total assets                           $3,639,288    $2,820,413    $3,072,546
Total stockholders'/division equity       492,872       197,072       474,557

                                         TWO MONTHS ENDED    Three Months Ended
                                         FEBRUARY 28, 1995      MARCH 31, 1994
Net interest income                            $25,167              $43,139
Provision for loan losses                        3,929                7,982
Net interest income after provision
  for loan losses                               21,238               35,157
Non-interest income                             87,679               87,664
Non-interest expense                            81,510               68,774
Income before income taxes                      27,407               54,047
Applicable income taxes                          9,870               18,917
Net income                                     $17,537              $35,130

Signet Banking Corporation
FINANCIAL HIGHLIGHTS
(dollars in thousands-except per share)

                                                         Three Months Ended
                                                              March 31             Percent
                                                       1995            1994        Change
EARNINGS
  Net interest income (taxable equivalent)         $   146,511     $   130,650       12.1%
  Net interest income                                  143,249         127,216       12.6
  Net income                                            42,225          53,113      (20.5)

PER COMMON SHARE
  Net income                                       $      0.71     $      0.93      (23.7)
  Cash dividends declared                                 0.25            0.25          -
  Book value                                             13.15           17.95        N/M
  Period-end price                                      20 3/8          39 1/2        N/M

AVERAGE BALANCE
  Assets                                           $12,332,189     $11,310,310        9.0
  Earning assets                                    10,999,684      10,111,663        8.8
  Loans (net of unearned income)                     7,242,068       6,235,210       16.1
  Deposits                                           7,618,783       7,815,385       (2.5)
  Core deposits                                      7,040,471       7,223,874       (2.5)
  Common stockholders' equity                        1,001,772       1,007,162       (0.5)
  Common shares outstanding                         59,142,042      57,247,462        3.3

RATIOS
  Return on assets                                        1.39%           1.90%     (26.8)
  Return on common stockholders' equity                  17.09           21.39      (20.1)
  Net yield margin                                        5.40            5.24        3.1
  Allowance for loan losses to:
     Non-performing loans                               574.88          521.72       10.2
     Non-performing assets                              364.76          283.44       28.7
     Net loans                                            2.69            4.19      (35.8)
  Non-performing assets to loans and foreclosed
    properties                                            0.74            1.47      (49.7)
  Common stockholders' equity to assets                   7.36            8.83      (16.6)

AT PERIOD-END
  Assets                                           $10,477,726     $11,529,575       (9.1)
  Earning assets                                     9,337,761      10,294,911       (9.3)
  Loans (net of unearned income)                     5,647,599       5,974,738       (5.5)
  Deposits                                           7,397,490       7,934,684       (6.8)
  Core deposits                                      7,113,166       7,321,176       (2.8)
  Common stockholders' equity                          771,476       1,017,933      (24.2)
  Non-performing assets                                 41,597          88,370      (52.9)
  Number of common stockholders                         15,374          14,756        4.2
  Full-time employees                                    3,759           6,072      (38.1)
  Part-time employees                                    1,029           1,391      (26.0)

Note: The 1995 numbers reflect the spin-off of Capital One Financial Corporation on February 28, 1995. The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."

Table 1
SELECTED QUARTERLY FINANCIAL INFORMATION

                                                1ST QTR        4th Qtr         3rd Qtr        2nd Qtr        1st Qtr
                                                1995(1)          1994           1994           1994           1994
SUMMARY OF OPERATIONS
(dollars in thousands - except per share)
Net interest income (taxable equivalent)      $  146,511     $  131,611     $  133,177     $  128,279     $  130,650
Less:  taxable equivalent adjustment               3,262          3,448          3,455          3,369          3,434
Net interest income                              143,249        128,163        129,722        124,910        127,216
Provision for loan losses                          7,180          3,000          3,000          2,999          5,499
Net interest income after
  provision for loan losses                      136,069        125,163        126,722        121,911        121,717
Non-interest income                              121,115        148,433        151,820        139,467        128,363
Non-interest expense (2)                         190,926        210,875        276,814        186,625        172,109
Income before income taxes (benefit)              66,258         62,721          1,728         74,753         77,971
Applicable income taxes (benefit)                 24,033         19,847         (1,734)        24,368         24,858
Net income                                    $   42,225     $   42,874     $    3,462     $   50,385     $   53,113
Per common share:
  Net income                                  $     0.71     $     0.73     $     0.05     $     0.88     $     0.93
  Cash dividends declared                           0.25           0.25           0.25           0.25           0.25
Average common shares outstanding             59,142,042     58,927,134     57,898,078     57,357,940     57,247,462

SELECTED AVERAGE BALANCES
(dollars in millions)
Assets                                        $   12,332     $   12,088     $   10,971     $   11,501     $   11,310
Earning assets                                    11,000         10,598          9,633         10,267         10,112
Loans (net of unearned income)                     7,242          6,966          6,080          6,344          6,235
Deposits                                           7,619          7,768          7,635          7,769          7,815
Core deposits                                      7,040          7,178          7,154          7,209          7,224
Interest bearing liabilities                       9,524          9,091          8,121          8,699          8,511
Stockholders' equity                               1,002          1,094          1,064          1,017          1,007

RATIOS
Return on average assets                            1.39%          1.41%          0.13%          1.76%          1.90%
Return on average common stockholders' equity      17.09          15.55           1.29          19.87          21.39
Net loan losses to average loans                    0.33           0.44           1.74           0.38           0.36
Net interest spread                                 4.79           4.34           4.96           4.51           4.77
Net yield margin                                    5.40           4.93           5.49           5.01           5.24
At period-end:
  Allowance for loan losses to:
     Non-performing loans                         574.88         846.32         589.84         616.91         521.72
     Non-performing assets                        364.76         454.34         342.19         316.48         283.44
     Net loans                                      2.69           2.78           3.46           4.29           4.19
Non-performing assets to loans and
  foreclosed properties                             0.74           0.61           1.01           1.35           1.47
Total stockholders' equity to assets                7.36           8.60           9.81           9.58           8.83

(1) The first quarter of 1995 reflects the spin-off of Capital One Financial Corporation ("COF") on February 28, 1995.

(2) The first, second, third and fourth quarters of 1994 included $21.4, $24.2, $24.2, and $31.1 million of credit card solicitation expense, respectively.
    The first quarter of 1995 included $29.0 million of credit card solicitation expense which represents two months' worth since COF spun off on February 28, 1995.
    The third quarter of 1994 included a $49.0 million contract termination fee and $33.6 million of restructuring charges.
    The fourth quarter of 1994 included $9.6 million of restructuring charges.

Table 2
NET INTEREST INCOME ANALYSIS
Taxable Equivalent Basis (in thousands)

                                           First Quarter 1995 Compared       First Quarter 1995 Compared
                                             with First Quarter 1994          with Fourth Quarter 1994
                                          Increase       Change due to*     Increase       Change due to*
                                         (Decrease)     Rate      Volume   (Decrease)      Rate      Volume
INTEREST INCOME:
  Loans, including fees                    $52,033    $28,300    $23,733     $18,345     $12,752    $ 5,593
  Securities available for sale              3,708      6,577     (2,869)     11,222       2,989      8,233
  Investment securities                      1,632         25      1,607         (82)        252       (334)
  Other earning assets                       2,352      6,340     (3,988)     (3,070)      1,491     (4,561)
     Total interest income                  59,725     41,734     17,991      26,415      19,136      7,279

INTEREST EXPENSE:
  Interest bearing deposits                 12,653     13,519       (866)        282       1,406     (1,124)
  Fed funds and repurchase agreements       10,471      9,911        560       4,423       2,514      1,909
  Other short-term borrowings               11,836      2,132      9,704      (1,455)        366     (1,821)
  Long-term borrowings                       8,904        961      7,943       8,265         191      8,074
     Total interest expense                 43,864     35,717      8,147      11,515       7,649      3,866
     Net interest income                   $15,861    $ 4,128    $11,733     $14,900     $10,689    $ 4,211

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company listed on the New York Stock Exchange under the symbol SBK. At March 31, 1995, Signet had assets of $10.5 billion and provided financial services through three principal subsidiaries:
Signet Bank/Virginia, headquartered in Richmond, Virginia; Signet Bank/Maryland, headquartered in Baltimore, Maryland; and Signet Bank N.A., headquartered in Washington, D.C.

    Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 248 banking offices, 253 automated teller machines and a 24-hour a day full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading and discount brokerage. In addition, specialized services for trust, leasing, asset based lending, cash management, real estate, insurance, consumer financing and an international operation concentrating on trade finance are offered. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia.

    On October 25, 1994, Signet filed an amended registration statement with the Securities and Exchange Commission ("SEC") which described plans to spin off Capital One Financial Corporation ("Capital One"). Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division, including all credit card servicing functions, a credit card securitization master trust and substantially all credit card accounts, were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994 at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. Signet distributed all of the remaining common stock it held in Capital One to Signet stockholders in a tax-free distribution on February 28, 1995 ("the Spin-Off") at which time Signet and Capital One became independent companies. Capital One is listed on the New York Stock Exchange under the symbol COF.

    On February 15, 1995, Signet announced it had reached a definitive agreement to acquire the assets of Sheffield Management Company and Sheffield Investments, Inc., managers and distributors of the Blanchard group of mutual funds. These funds are marketed nationally through direct mail and comprise eleven fixed income and equity funds totaling approximately $1 billion. This transaction is expected to close in the second quarter of 1995.

    In 1995, Signet began construction on a new operations center located near Richmond, Virginia. Estimated total cost of this project is $45 million.

    A detailed discussion of the operating results for the first quarter of 1995 and financial condition at March 31, 1995 follows. It is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this report.


EARNINGS ANALYSIS

     Net income for the first quarter of 1995 totaled $42.2 million, or $.71 per share, compared with $53.1 million, or $.93 per share, in the same quarter last year, a decline of 20% primarily due to the Spin-Off. Net income for the first quarter of 1995 fell slightly from the fourth quarter 1994 income of $42.9 or $.73 per share. Earnings for the 1995 first quarter reflect the spin-off of Capital One on February 28, 1995 and the growth in the consumer loan portfolio. Due to the timing of the Spin-Off, only the first two months of the 1995 results of operations related to Capital One are included in Signet's statement of consolidated income for the first quarter of 1995. However, Capital One's results of operations for all three months of the first quarter of 1994 are included in Signet's first quarter 1994 results.

    The return on assets (ROA) was 1.39% for the first quarter of 1995, while the return on common stockholders' equity (ROE) was 17.09%. This compares to the first quarter 1994 ROA of 1.90% and ROE of 21.39%.


NET INTEREST INCOME

     Taxable equivalent net interest income, a principal component of earnings, totaled $146.5 million for the first quarter of 1995, an increase of $15.8 million, or 12%, from $130.7 million in the same period last year.



Table 3
ANALYSIS OF CHANGE IN NET YIELD MARGIN


     Fourth Quarter 1994 versus First Quarter 1995

Net Yield Margin for Fourth Quarter 1994         4.93%
Higher average and yield on total
  on-balance sheet Consumer Loans                0.45
Lower average and higher yield on Federal
  Funds and Resale Agreements - net              0.21
Higher average and rate on Capital One funding  (0.19)
Higher funding costs on Signet excluding
  Capital One                                   (0.14)
Other (net)                                      0.14
Net Yield Margin for First Quarter 1995          5.40%


    This was also an increase of $14.9 million, or 11%, from $131.6 million earned in the fourth quarter last year. The net yield margin for the first quarter of 1995 was 5.40%, a 16 basis point increase over the net yield margin of 5.24% in the same period last year and a 47 basis point increase over the fourth quarter 1994 net yield margin of 4.93%. The increase in the net yield margin from the 1994 periods is primarily due to higher yields and growth in consumer loans. Table 3 analyzes the change in the net yield margin from fourth quarter 1994 to first quarter 1995. An approximate basis point impact was calculated for each item noted. The increase in net interest spread and net interest margin from the fourth quarter of 1994 was primarily due to an increase in the outstanding balance and yield on consumer loans which includes a higher yield on the total on-balance sheet portfolio of credit card loans. The on- balance sheet yield on credit card loans improved from 11.90% for the fourth quarter of 1994 to 14.12% for the first quarter of 1995. The higher yield of the credit card portfolio was attributable to Signet's retention of the higher yielding credit card loans in the Spin-Off and to repricing a portion of the portfolio as their introductory rate period expired.

    Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At March 31, 1995, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $2.9 billion of interest rate swaps, down from $3.9 billion at December 31,1994 due to a $500 million swap being called and the transfer of a $539 million swap to Capital One in connection with the Spin-Off; $650 million of interest rate floors and $100 million of interest rate caps. The Company entered into an interest rate swap for a variable notional amount ranging from $0.6 billion to $4.8 billion whereby the Company pays a fixed rate of 5.875% and receives one month LIBOR ("London Inter Bank Offering Rate") from January 3, 1995 through April 13, 1995. This interest rate swap was transferred to Capital One in connection with the Spin- Off. As a result of this transaction, the Company mitigated the interest rate risk associated with funding credit card assets. Interest rate derivative products related to asset and liability management contributed 20 basis points to the first quarter 1995 margin compared with 76 basis points in the first quarter of 1994. The total income from these contracts fell from $19.0 million in the first quarter of 1994 to $5.5 million in the 1995 first quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

     Reflecting the growth in the consumer loan portfolio, the provision for loan losses was $7.2 million for the first quarter of 1995 up from $5.5 million for the same period last year and $3.0 million in the fourth quarter of last year. For the first quarter of 1995, net charge-offs totaled $6.0 million, relatively level with the $5.6 million in the same quarter of 1994 and down from the $7.7 million in the 1994 fourth quarter. As a percentage of average loans, first quarter net loan losses declined 3 basis points from the comparable period in 1994 and fell 11 basis points from the 1994 fourth quarter. The percentage of net credit card losses to average credit card loans on-balance sheet increased to 1.40% for the first quarter of 1995 from 1.10% the same period in 1994 and from 1.36% in the 1994 fourth quarter. This increase reflects the transfer of newer credit card accounts to Capital One and the retention of older, more seasoned credit card accounts by the Company in the Spin-Off.

    The allowance for loan losses at March 31, 1995 was $151.7 million, or 2.69% of net loans, compared with $250.5 million, or 4.19% of net loans, at March 31, 1994 and $220.5 million, or 2.78% of net loans, at December 31, 1994. The decrease from March 31, 1994 primarily reflected the Spin-Off at which time $68.5 million of the allowance was transferred to Capital One. The remaining decrease resulted from charge-offs taken on real estate related loans during the past year, the majority of which were related to a real estate loan sale in the third quarter of 1994.

    To determine the appropriate level of allowance for loan losses, management identifies and examines on a monthly basis the commercial, real estate and large consumer loans warranting attention and reviews the credit worthiness of the borrower,


Table 4
STATEMENT OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)

                                                                     Three Months Ended
                                                                    March 31          December 31
                                                               1995         1994          1994
Balance at beginning of period                               $220,519     $253,313     $225,359
Additions to allowance charged to expense                       7,180        5,499        3,000
Transfer to credit card loans held for securitization          (1,489)      (2,750)        (150)
Transfer to Capital One Banking Corporation                   (68,516)
Loans charged off:
  Consumer (1)                                                  9,120        8,928       10,070
  Commercial                                                      428        4,750        1,141
  Real estate-construction                                          8                       915
  Real estate-mortgage (2)                                        904          412          151
     Total loans charged off                                   10,460       14,090       12,277
Recoveries of loans previously charged off:
  Consumer (1)                                                  2,246        3,495        2,521
  Commercial                                                    1,986        3,128          642
  Real estate-construction                                        237          225        1,291
  Real estate-mortgage (2)                                         26        1,657          133
     Total recoveries                                           4,495        8,505        4,587
Net loans charged off                                           5,965        5,585        7,690
Balance at end of period                                     $151,729     $250,477     $220,519
Net loan losses (annualized) as a percentage of average
  loans:
  Consumer (1)                                                   0.70%        1.65%        0.78%
  Commercial                                                    (0.26)        0.30         0.09
  Real estate                                                    0.28        (0.62)       (0.16)
     Total                                                       0.33%        0.36%        0.44%
Allowance for loan losses to net loans at end of period          2.69%        4.19%        2.78%

(1) The majority of the consumer loan charge offs and recoveries were related to credit card loans for the periods presented.
(2) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

Table 5
ALLOWANCE FOR LOAN LOSSES ALLOCATION
(dollars in thousands)


                      March 31, 1995
                              Percentage of
               Allowance   Allowance to Loans
                Amount      in Each Category
Consumer       $ 26,072          1.17%
Commercial       36,485          1.47
Real Estate      59,384          6.30
Unallocated      29,788
 Total         $151,729          2.69%


the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower. Based on this information and action plans provided by the lending units, Signet's Credit Risk Management Division determines the aggregate level of the allowance. Beginning in 1995, Signet adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The loans that are considered impaired under Statement No. 114 are comprised of $22.1 million of nonaccrual loans for which the related allowance for credit losses is $8.6 million. The average recorded investment in impaired loans during the quarter ended March 31, 1995 was approximately $20.8 million.

    The consumer portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies, projected charge-offs by loan solicitation tranche, bankruptcies and loan volume. The remaining loan portfolio (unclassified commercial and real estate loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on the factors listed above and on migration analysis which traces loan risk ratings and related losses over time. The allocation shown in Table 5 is a general allowance applicable to the entire loan portfolio and should not be interpreted as a prediction of future charge-off trends. Furthermore, the portion allocated to each loan category is not the total amount available for future losses that might occur within such categories since the total allowance is a general allowance applicable to the entire loan portfolio. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.



NON-INTEREST INCOME

     Total non-interest income was $121.1 million in the first quarter of 1995, a decrease of 6% from the same period in 1994 and an 18% decline from the fourth quarter of 1994. The primary source of the decline was a reduction in credit card servicing income due to the Spin-Off. The 1995 credit card servicing income includes only two months of income whereas 1994 includes a full quarter, reflecting the timing of the Spin-Off. Credit card servicing, which houses the income from servicing the securitized credit card receivables, decreased $11.5 million, or 15%, from the 1994 first quarter to $65.0 million and decreased $26.4 million, or 29%, from the 1994 fourth quarter due to the reduction in serviced receivables from the Spin-Off. Income from credit card service charges rose $3.3 million, or 21%, for the first quarter of 1995 compared with the same time period in 1994. This increase is attributable to a rise in over limit fees. Mortgage servicing and origination fee income declined 26% and 3% from the same quarter last year and the fourth quarter of 1994, respectively, to $4.2 million as a result of a significant decrease in mortgage loan volume resulting from rising rates. For the first quarter of 1995, Signet realized trading gains of $2.4 million, an improvement from $.5 million of trading losses in the 1994 first quarter. In the first quarter of 1995, $102 thousand of net gains were recognized on transactions in the securities available for sale portfolio compared to $212 thousand of net losses recognized in the first quarter of 1994. Nominal net gains were recognized in the first quarter of 1995 and nominal losses were recognized in the same period of 1994 on investment securities that were called.

NON-INTEREST EXPENSE

     Total non-interest expense was $190.9 million in the first quarter of 1995, an increase of 11% from the same period in 1994, primarily the result of higher credit card solicitation costs. When comparing the first quarter of 1995 to the same period in 1994, decreases occurred in all the major categories except credit card solicitation, occupancy, supplies and equipment and professional services. These categories rose principally due to higher costs associated with Capital One even though 1995 included only two months of such expenses. The number of full-time equivalent employees fell 37% from the first quarter of 1994 as a result of the spin-off of Capital One and the displacement of approximately 750 employees during the latter half of 1994 and an early retirement program in which 225 employees participated in connection with Signet's restructuring program. Total salary and employee benefits declined $2.0 million in the

Table 6
NON-INTEREST INCOME AND EXPENSE
(in thousands)

                                                          Three Months Ended
                                                     MARCH 31          DECEMBER 31
                                                 1995        1994          1994
NON-INTEREST INCOME:
  Credit card servicing income                 $ 65,036    $ 76,537     $ 91,395
  Credit card service charges                    18,741      15,448       22,505
  Service charges on deposit accounts            16,471      15,697       16,104
  Trust income                                    4,892       4,801        5,025
  Mortgage servicing and origination              4,162       5,645        4,298
  Other service charges and fees                  3,713       3,728        3,694
  Trading profits (losses)                        2,379        (462)         635
  Other                                           5,364       7,249        4,510
     Non-interest operating income              120,758     128,643      148,166
  Securities available for sale gains (losses)      102        (212)         220
  Investment securities gains (losses)              255         (68)          47
     Total non-interest income                 $121,115    $128,363     $148,433

NON-INTEREST EXPENSE:
  Salaries                                     $ 57,701    $ 59,941     $ 64,983
  Employee benefits                              18,341      18,062       12,783
     Total staff expense                         76,042      78,003       77,766
  Credit card solicitation                       29,050      21,387       31,049
  Supplies and equipment                         14,526      11,999       16,266
  Travel and communications                      13,153      13,317       16,181
  Occupancy                                      11,954      10,711       12,455
  External data processing services               9,046      11,279       13,570
  Restructuring charges                                                    9,593
  Professional services                           7,130       4,280        9,335
  Public relations, sales and advertising         5,368       4,268        3,465
  FDIC assessment                                 4,313       3,891        4,373
  Credit and collection                           1,818       2,653        2,582
  Foreclosed property - net                         572        (216)      (1,888)
  Other                                          17,954      10,537       16,128
     Total non-interest expense                $190,926    $172,109     $210,875


Note: Other non-interest expense for the three months ended December 31, 1994 and March 31, 1995 included $1,272 and $2,018, respectively, of minority interest (net of income taxes) in Capital One
      Financial Corporation.


same period. For the 1995 first quarter, expenses associated with the credit card solicitation program were $29.0 million representing an increase of $7.7 million from the same period last year.

    Total non-interest expense fell $19.9 million, or 9%, from the fourth quarter of 1994 primarily due to the $9.6 million of restructuring charges in the fourth quarter as well as only two months of Capital One expenses in 1995 versus three months of expenses in the fourth quarter. Benefits expense rose $5.6 million from the fourth quarter primarily as a result of unusually low health benefits expense in the fourth quarter. The fourth quarter of 1994 benefits expense reflected accrual adjustments for health care benefits.

    Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the first quarter of 1995 was 71.44% compared with 66.38% for the same quarter last year and 75.37% for the fourth quarter of 1994. Since charge-offs on securitized credit card loans reduce credit card servicing income, operating income, for the purpose of calculating the efficiency ratio, should exclude the impact of these charge-offs. Making this adjustment to revenue and excluding the restructuring charges and foreclosed property expense reduces the ratio to 66.42% for the first quarter of 1995 compared with 62.57% and 66.89% for the first and fourth quarters of 1994, respectively.


INCOME TAXES

     Signet recorded income tax expense of $24.0 million for the first quarter of 1995 compared with expense of $24.9 million for the first quarter of 1994 and expense of $19.8 million for the fourth quarter of 1994. The increase in tax expense in 1995 over the fourth quarter of 1994 was principally due to the significant increase in taxable income 0and the continued decline in the level of tax-exempt income. The effective tax rate for the first quarter of 1995 was 36% compared with 32% for the first and fourth quarters of 1994. The higher rate for 1995 reflected an increase in state income taxes.

FINANCIAL CONDITION

     Earning assets averaged $11.0 billion for the first quarter of 1995, an increase of 9% from the same period last year. Average investment securities rose $134 million and average securities available for sale fell $195 million from the prior year's first quarter. Credit card loans held for securitization averaged $147 million for the first quarter of 1995, down from $344 million for the first quarter of last year. These assets were reclassified from the credit card loan category in anticipation of credit card loan securitizations. Total loans averaged $7.2 billion for the quarter, reflecting a 16% increase from the first quarter of 1994. Average on-balance sheet credit card loans including loans held for securitization, decreased 10% to $2.0 billion as a result of the Spin-Off. The $799 million rise in consumer loans resulted primarily from an increase of $436 million in installment loans and $337 million in student loans. The loan category experiencing the largest decline from the first quarter of 1994 was real estate-construction, down 29% to $208 million. Average real estate-commercial mortgage loans declined 10% to $520 million and real estate-residential mortgages were up $133 million as a result of loans acquired in the 1994 third quarter Pioneer Financial Corporation acquisition and management's decision to retain rather than sell mortgages originated by Signet. The decline in construction loans was principally the result of management's continued desire to reduce the level of commercial real estate asset exposure. A sale of real estate loans in the 1994 third quarter reduced the real estate-construction and real estate-commercial mortgage loan categories. The yield on earning assets was 9.32% for the first quarter of 1995 compared with 7.74% for the first quarter of 1994 and 8.48% for the fourth quarter.

    Average interest bearing liabilities totaled $9.5 billion in the first quarter, up 12% from the first quarter of 1994 and up 5% from the fourth quarter. Savings certificates decreased $86 million, or 4% from the same quarter last year as depositors responded to lower interest rates by shortening the maturities of their investments and transferring their funds into money market and demand products. Additionally, money market savings declined $297 million, or 17% in the same period. Deposit categories experiencing increases as a result of the factors noted above included money market and interest checking and savings accounts. Large denomination certificates rose $166 million, or 50% due to significant

Table 7
CONSOLIDATED AVERAGE BALANCE SHEET
(dollars in thousands)
                                                                                                        Three Months Ended
                                                                                    MARCH 31
                                                                        1995                          1994
                                                        AVERAGE       INCOME/  YIELD/   AVERAGE     INCOME/    YIELD/
                                                        BALANCE       EXPENSE  RATE     BALANCE     EXPENSE    RATE

ASSETS
Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks       $    98,271     $  1,438      5.85%     $   260,623     $  2,571       3.95%
   Federal funds and resale agreements                1,039,776       15,309      5.89          607,287        4,950       3.26
   Trading account securities                           418,011        6,718      6.52          286,083        5,640       8.00
   Loans held for securitization                        146,667        4,205     11.47          344,445        7,875       9.15
   Loans held for sale                                   94,718        1,479      6.25          356,398        5,761       6.47
   Securities available for sale                      1,579,687       27,843      7.05        1,775,042       24,135       5.44
   Investment securities - taxable                      222,877        3,946      7.08           26,886          385       5.71
   Investment securities - nontaxable                   157,609        4,716     11.97          219,689        6,645      12.10
   Loans (net of unearned income):
      Consumer                                        3,946,185      117,634     11.98        3,147,208       76,050       9.69
      Commercial                                      2,362,850       47,134      8.09        2,141,690       40,985       7.76
      Real estate - construction                        207,805        5,154      9.92          293,423        5,241       7.14
      Real estate - commercial mortgage                 520,340       12,939     10.08          580,572       11,015       7.69
      Real estate - residential mortgage                204,888        4,279      8.35           72,317        1,816      10.04
         Total loans                                  7,242,068      187,140     10.48        6,235,210      135,107       8.79
Total earning assets                                 10,999,684     $252,794      9.32%      10,111,663     $193,069       7.74%
Non-rate related assets:
   Cash and due from banks                              505,045                                 489,161
   Allowance for loan losses                           (196,476)                               (252,360)
   Premises and equipment (net)                         228,577                                 224,308
   Other assets                                         795,359                                 737,538
Total assets                                        $12,332,189                             $11,310,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Money market and interest checking            $ 1,014,201     $  6,141      2.46%     $ 1,021,613     $  5,552       2.20%
      Money market savings                            1,402,102       11,958      3.46        1,699,044       11,318       2.70
      Savings accounts                                1,188,584       10,727      3.66          910,572        6,948       3.09
      Savings certificates                            1,950,069       17,147      3.57        2,036,432       13,050       2.60
      Large denomination certificates                   494,575        7,700      6.23          328,939        3,224       3.92
      Foreign                                            83,737        1,253      5.99          262,572        2,181       3.32
          Total interest bearing deposits             6,133,268       54,926      3.63        6,259,172       42,273       2.74
    Federal funds and repurchase agreements           1,789,022       23,698      5.30        1,718,941       13,227       3.08
    Other short-term borrowings                         896,552       14,889      6.64          275,074        3,053       4.44
     Long-term borrowings                               705,362       12,770      7.24          258,266        3,866       5.99
  Total interest bearing liabilities                  9,524,204     $106,283      4.53%       8,511,453     $ 62,419       2.97%
  Non-interest bearing liabilities:
     Demand deposits                                  1,485,515                               1,556,213
     Other liabilities                                  320,698                                 235,482
  Common stockholders' equity                         1,001,772                               1,007,162
  Total liabilities and stockholders' equity        $12,332,189                             $11,310,310
  Net interest income/spread                                        $146,511      4.79%                     $130,650       4.77%
  Interest income to average earning assets                                       9.32%                                    7.74%
  Interest expense to average earning assets                                      3.92                                     2.50
  Net yield margin                                                                5.40%                                    5.24%




                                                                Three Months Ended
                                                                    December 31
                                                                       1994
                                                       AVERAGE      INCOME/     YIELD/
                                                       BALANCE      EXPENSE      RATE

ASSETS
Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks       $   252,786     $  3,138      4.86%
   Federal funds and resale agreements                1,404,983       19,068      5.31
   Trading account securities                           331,845        6,038      7.22
   Loans held for securitization                         77,242        2,111     10.93
   Loans held for sale                                  110,041        1,864      6.63
   Securities available for sale                      1,079,711       16,621      6.02
   Investment securities - taxable                      197,137        3,392      6.88
   Investment securities - nontaxable                   177,261        5,352     12.08
   Loans (net of unearned income):
      Consumer                                        3,880,052      103,907     10.67
      Commercial                                      2,194,675       43,063      7.78
      Real estate - construction                        212,661        5,212      9.59
      Real estate - commercial mortgage                 524,541       13,461     10.18
      Real estate - residential mortgage                154,567        3,152      8.16
         Total loans                                  6,966,496      168,795      9.61
Total earning assets                                 10,597,502     $226,379      8.48%
Non-rate related assets:
   Cash and due from banks                              516,825
   Allowance for loan losses                           (223,825)
   Premises and equipment (net)                         259,873
   Other assets                                         937,855
Total assets                                        $12,088,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Money market and interest checking            $ 1,027,081     $  6,124      2.37%
      Money market savings                            1,489,537       10,954      2.92
      Savings accounts                                1,138,532       10,106      3.52
      Savings certificates                            1,981,963       19,514      3.91
      Large denomination certificates                   326,418        4,553      5.46
      Foreign                                           263,810        3,393      5.03
          Total interest bearing deposits             6,227,341       54,644      3.48
    Federal funds and repurchase agreements           1,619,587       19,275      4.66
    Other short-term borrowings                         990,372       16,344      6.46
     Long-term borrowings                               253,685        4,505      6.95
  Total interest bearing liabilities                  9,090,985     $ 94,768      4.14%
  Non-interest bearing liabilities:
     Demand deposits                                  1,541,152
     Other liabilities                                  362,276
  Common stockholders' equity                         1,093,817
  Total liabilities and stockholders' equity        $12,088,230
  Net interest income/spread                                        $131,611      4.34%
  Interest income to average earning assets                                       8.48%
  Interest expense to average earning assets                                      3.55
  Net yield margin                                                                4.93%

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.

activity on Capital One. Foreign deposits decreased $179 million from the first quarter of 1994. Average core deposits remained relatively stable when comparing first quarter of 1995 with the first quarter of 1994. Purchased funds, which include large denomination certificates, foreign deposits, federal funds and repurchase agreements and other short-term and long-term borrowings averaged $4.0 billion for the 1995 first quarter, up $1.1 billion from the comparable 1994 period and up $515 million from the fourth quarter of 1994. The higher level of purchased funds in the first quarter of 1995 compared with the fourth quarter resulted from temporarily funding the growth in credit card receivables prior to securitization. The average rate on interest bearing liabilities rose 156 basis points when compared with the first quarter of 1994 primarily the result of a general rise in market rates.


    CONSUMER LOAN GROWTH In 1994, Signet expanded its use of information-based technology to all types of consumer loans which significantly increased growth. The technology involves generating a data base of creditworthy customers for particular products and then following up with direct-mail solicitations. Much of the growth was in a new loan product, "loan-by-check". Customers who receive a direct-mail solicitation are invited to apply for installment loans of various amounts and terms according to their risk profile simply by endorsing the check and depositing it. Signet is also applying this technology to home equity, student and small business loans. From the end of the first quarter of 1994 to March 31, 1995, student loans were up $340 million, installment loans grew $372 million and home equity loans increased $79 million. Solicitations in these areas are mostly in the preliminary stages.


Table 8
NON-PERFORMING ASSETS AND PAST DUE LOANS
(dollars in thousands)

                                                                  March 31         December 31
                                                              1995        1994        1994
Non-accrual loans:
  Commercial                                                 $10,998     $17,191     $10,548
  Consumer                                                     1,596       2,591       1,708
  Real estate - construction                                   5,161      17,258       5,490
  Real estate - mortgage*                                      8,638       5,895       7,310
     Total non-accrual loans                                  26,393      42,935      25,056
Restructured loans:
  Commercial                                                               1,607
  Real estate - construction                                               3,468       1,000
     Total restructured loans                                              5,075       1,000
     Total non-performing loans                               26,393      48,010      26,056
Foreclosed properties                                         15,204      46,013      22,480
Less foreclosed property reserve                                          (5,653)
     Total foreclosed properties                              15,204      40,360      22,480
     Total non-performing assets                             $41,597     $88,370     $48,536
Percentage to loans (net of unearned) and foreclosed
  properties                                                    0.74%       1.47%       0.61%
Allowance for loan losses to:
  Non-performing loans                                        574.88      521.72      846.32
  Non-performing assets                                       364.76      283.44      454.34
Accruing loans past due 90 days or more                      $42,919     $52,702     $65,333

* Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage non-accrual loans were not significant for the periods presented.


    RISK ELEMENTS Non-performing assets include non-accrual loans (including loans impaired under Statement No. 114), restructured loans and foreclosed properties. Non-performing assets declined $6.9 million or 14.3% from December 31, 1994. Non-performing assets represented .74% of loans and foreclosed properties at March 31, 1995, up from .61% and down from 1.47% at December 31, 1994 and March 31, 1994, respectively. The increase in this ratio reflects the Spin-Off at which time approximately $2.6 billion of loans (including $450 million held for securitization) left Signet. Non-performing assets are at their lowest level since December 31, 1986. The allowance for loan losses equaled 575% of non-performing loans at March 31, 1995, down from 846% at December 31, 1994 and up from 522% at March 31, 1994. The ratio of the allowance to non-performing assets also improved to 365% at March 31, 1995 from 454% at December 31, 1994 and 283% at March 31, 1994.

    Foreclosed properties totaled $15.2 million at the end of the first quarter of 1995 and were equal to 37% of total non-performing assets and 52% of non- performing real estate assets. Signet sold $6.4 million of foreclosed properties during the first quarter of 1995.

    In accordance with Statement No. 114, a loan is classified as foreclosed property when possession has been taken of the collateral, regardless of whether formal foreclosure proceedings take place.

    Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $42.9 million at March 31, 1995. This is a 34% decline from the $65.3 million level as of December 31, 1994, and represents a 19% improvement from the $52.7 million reported at March 31, 1994. The March 31, 1995 total was comprised of $7.3 million of commercial loans; $5.1 million of credit card loans; $24.1 million of other consumer loans (of which $17.4 million are student loan delinquencies which are government guaranteed and do not represent material loss exposure); $5.5 million of mortgage loans; and $.9 million of construction loans.


Table 9
SELECTED CAPITAL DATA
(dollars in thousands)

                                                        MARCH 31       March 31       December 31
                                                          1995           1994            1994
Qualifying common stockholders' equity                 $  769,995     $1,009,069        $1,237,453
Less goodwill and other disallowed intangibles            (41,279)       (22,582)          (44,581)
  Total Tier I capital                                    728,716        986,487         1,192,872
Qualifying debt                                           165,200        215,067           165,800
Qualifying allowance for loan losses                       88,308        114,113           119,812
  Total Tier II capital                                   253,508        329,180           285,612
  Total risked-based capital                           $  982,224     $1,315,667        $1,478,484
Total risk-adjusted assets                             $7,001,209     $8,992,661        $9,484,219

RATIOS:
Tier I capital                                              10.41%         10.97%            12.58%
Total risk-based capital                                    14.03          14.63             15.59
Tier I leverage                                              5.93           8.74              9.90
Tangible Tier I leverage                                     5.63           8.55              9.57
Total stockholders' equity to assets                         7.36           8.83              8.60
Common dividend payout ratio (year-to-date)                 35.21          26.88             38.61
Book value per share                                   $    13.15     $    17.95        $    18.96

    STOCKHOLDERS' EQUITY DATA At March 31, 1995, stockholders' equity totaled $771 million, a decline of 24% from the March 31, 1994 level of $1.0 billion. This decrease reflects the Spin-Off whereby approximately $383 million of Signet's stockholders' equity transferred to Capital One.

    The Company's equity-to-assets ratio was 7.36% at March 31, 1995, down from 8.60% at December 31, 1994 and 8.83% at March 31, 1994. Signet's risk-adjusted capital ratios at March 31, 1995 remained strong at 10.41% and 14.03% for Tier I and Total Capital, respectively. The leverage ratio is calculated by dividing Tier I Capital by the current quarter's total average assets less goodwill and other disallowed intangibles. Signet's leverage ratio at March 31, 1995 was 5.93%, also down from 9.90% at December 31, 1994 and 8.74% at March 31, 1994. The decline in these capital ratios reflects the impact of the Spin-Off. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and other factors. At March 31, 1995, all three of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.



    INTEREST RATE SENSITIVITY AND LIQUIDITY Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, the core banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ALCO routinely uses derivatives such as interest rate swaps to insulate the Company against the possibility of sudden changes in interest rates.

    ALCO, in managing interest rate sensitivity, also uses simulations to better measure the impact that market changes and alternative strategies might have on net interest income. Both current period maturity and repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 2% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ALCO operates under a policy to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in net income over a twelve month period.

    Asset liquidity is generally provided by interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, credit card loans held for securitization, loans held for sale and securities available for sale. This group of interest-earning assets totaled $3.3 billion, or 35% of earning assets at March 31, 1995. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 126% of total loans as of March 31, 1995. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. In the first quarter of 1995, cash and cash equivalents decreased by $675 million primarily as a result of purchases of securities available for sale and an increase in loans. Cash used by operations was $507 million for this time period. Cash used by investing activities amounted to $1.3 billion principally due to purchases of securities available for sale exceeding proceeds from sales and maturities. Cash provided by financing activities amounted to $1.2 billion as there was an increase in long-term borrowings to fund Capital One prior to the Spin-Off.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The annual meeting of shareholders of the Registrant was held on April 25, 1995. At the meeting, the following individuals were elected directors of the Registrant:

                                                 Vote        Vote Against
                                              In Favor       or Withheld       Abstain
Name of Director
J. Henry Butta                               46,873,970       196,618         11,481,556
Norwood H. Davis, Jr.                        46,896,972       173,616         11,481,556
William C. DeRusha                           46,881,993       188,595         11,481,556
Robert M. Freeman                            46,888,195       182,393         11,481,556
Bruce C. Gottwald, Jr.                       46,748,181       322,407         11,481,556
William R. Harvey                            46,904,955       165,633         11,481,556
Elizabeth G. Helm                            46,909,050       161,538         11,481,556
Robert M. Heyssel                            46,902,827       167,761         11,481,556
Malcolm S. McDonald                          46,879,938       190,650         11,481,556
Henry A. Rosenberg, Jr.                      46,910,880       159,708         11,481,556
Louis B. Thalheimer                          46,905,541       165,047         11,481,556


    The shareholders also approved: (i) an amendment and restatement of the Corporation's 1992 Stock Option Plan to increase by 2,000,000 the number of authorized but unissued shares of the Corporation's common stock available for issuance under the Plan and to comply with the provisions of Internal Revenue Code Section 162(m). 44,223,245 shares voted for, 2,474,701 shares voted against and 11,854,198 abstained from adoption of the Stock Option Plan amendment, and (ii) ratification of the selection of Ernst & Young LLP as independent auditors to audit the financial statements of the Corporation for 1995. 46,771,536 shares voted for, 152,375 shares voted against and 11,628,233 abstained from ratification.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits:
            Exhibit 11 - Computation of Earnings Per Share

          (b)   Reports on Form 8-K

    The Registrant filed a Current Report on Form 8-K, dated February 17, 1995, disclosing the distribution of certain materials to its shareholders in connection with the special dividend related to Capital One Financial Corporation.

    The Registrant filed a current Report on Form 8-K, dated February 28, 1995, announcing the distribution of Capital One Financial Corporation common stock to the Registrant's stockholders in a tax-free distribution.

    The Registratant filed a Current Report on Form 8-K/A, dated
        February 28, 1995, amending the previous Form 8-K filing to include Exhibit 27.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                      SIGNET BANKING CORPORATION
                                                (Registrant)


Date:  May 9, 1995                     /s/ David L. Brantley
                                       David L. Brantley
                                       Executive Vice President and Treasurer



Date:  May 9, 1995                     /s/ W. H. Catlett, Jr.
                                       W. H. Catlett, Jr.
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)