Form 10-Q
period 1995-06-30
SIGNET BANKING CORP
filed 1995-08-11
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 1995 or

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

                                                   Yes   X    No


       Common Shares outstanding as of July 31, 1995 - 58,875,230

                                 Index

              SIGNET BANKING CORPORATION AND SUBSIDIARIES

                             June 30, 1995


                                                                           Page

PART I. FINANCIAL INFORMATION

          Item 1. Financial Statements (unaudited)
                  Consolidated Balance Sheet                                3
                  Statement of Consolidated Income                          4
                  Statement of Changes in Consolidated
                     Stockholders' Equity                                   5
                  Statement of Consolidated Cash Flows                      6
                  Supplemental Notes to Quarterly Financial Statements      7

          Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                    11

PART II. OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                         21

SIGNATURES                                                                 21

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEET
(dollars in thousands-except per share) (unaudited)



                                                                               June 30               December 31
                                                                        1995            1994            1994

ASSETS
Cash and due from banks                                            $   529,205     $   538,079     $   531,747
Interest bearing deposits with other banks                              14,610         227,198         355,795
Federal funds sold and securities purchased under resale
  agreements                                                           638,641       1,078,429       1,135,821
Trading account securities                                             439,737         258,547         353,040
Loans held for securitization                                          450,300         750,000
Loans held for sale                                                    259,372         145,299          69,506
Securities available for sale                                        1,651,554       1,152,477       1,241,696
Investment securities                                                  375,677         220,658         398,783
Loans:
  Consumer                                                           2,116,882       2,725,811       4,612,633
  Commercial                                                         2,820,339       2,173,695       2,472,620
  Real estate -- construction                                          227,531         244,354         209,183
  Real estate -- commercial mortgage                                   433,701         566,211         526,956
  Real estate -- residential mortgage                                  224,433          73,815         191,508
     Gross loans                                                     5,822,886       5,783,886       8,012,900
     Less: Unearned income                                            (138,459)        (56,607)        (88,723)
           Allowance for loan losses                                  (136,497)       (245,764)       (220,519)
     Net loans                                                       5,547,930       5,481,515       7,703,658
Premises and equipment (net)                                           166,731         242,372         258,715
Interest receivable                                                     90,190          75,775          98,557
Other assets                                                           458,370         653,414         783,911
  Total assets (Capital One Financial Corporation amounted
     to $0, $2,346,864 and $3,072,546, respectively)               $10,622,317     $10,823,763     $12,931,229
LIABILITIES
Non-interest bearing deposits                                      $ 1,647,309     $ 1,543,001     $ 1,542,349
Interest bearing deposits:
  Money market and interest checking                                 1,038,959         996,276       1,050,176
  Money market savings                                               1,319,829       1,620,924       1,453,629
  Savings accounts                                                   1,291,289       1,000,049       1,170,990
  Savings certificates                                               1,809,051       1,923,606       1,952,090
  Large denomination certificates                                       99,020         318,100         643,054
  Foreign                                                               96,084         147,102           9,225
     Total interest bearing deposits                                 5,654,232       6,006,057       6,279,164
       Total deposits                                                7,301,541       7,549,058       7,821,513
Securities sold under repurchase agreements                          1,229,433       1,135,939         875,458
Federal funds purchased                                                816,946         350,820         881,693
Commercial paper                                                                       118,928         108,664
Other short-term borrowings                                                            204,313       1,446,955
Long-term borrowings                                                   253,222         253,818         253,641
Interest payable                                                        18,030          24,874          31,078
Other liabilities                                                      185,140         149,162         400,748
  Total liabilities                                                  9,804,312       9,786,912      11,819,750
STOCKHOLDERS' EQUITY
Common Stock, $5 par value; Authorized 100,000,000 shares,
  issued and outstanding 58,835,011, 56,866,696 and
  58,636,759 shares, respectively                                      294,175         284,333         293,184
Capital Surplus                                                        195,899         141,446         198,869
Retained Earnings                                                      327,931         611,072         619,426
  Total stockholders' equity                                           818,005       1,036,851       1,111,479
  Total liabilities and stockholders' equity                       $10,622,317     $10,823,763     $12,931,229


STATEMENT OF CONSOLIDATED INCOME
(in thousands-except per share) (unaudited)


                                                                 Three Months Ended    Six Months Ended
                                                                     June 30               June 30
                                                                1995       1994        1995       1994

Interest income:
  Loans, including fees:
     Consumer                                                $ 62,068    $ 79,936    $179,702    $155,986
     Commercial                                                50,358      39,664      96,723      80,319
     Real estate -- construction                                5,628       5,241      10,780      10,476
     Real estate -- commercial mortgage                        11,276      11,754      23,407      22,162
     Real estate -- residential mortgage                        5,074       1,514       9,353       3,330
       Total loans, including fees                            134,404     138,109     319,965     272,273
Interest bearing deposits with other banks                        358       2,952       1,796       5,523
Federal funds sold and resale agreements                        8,232       8,674      23,541      13,624
Trading account securities                                      8,936       4,747      15,654      10,387
Loans held for securitization                                   6,420      17,848      10,625      25,723
Loans held for sale                                             5,858       3,115       7,337       8,876
Securities available for sale                                  31,342      16,343      59,079      40,236
Investment securities-taxable                                   4,257         307       8,203         692
Investment securities-nontaxable                                2,928       4,130       6,067       8,526
       Total interest income                                  202,735     196,225     452,267     385,860
Interest expense:
  Money market and interest checking                            6,939       5,605      13,080      11,157
  Money market savings                                         11,704      11,381      23,662      22,699
  Savings accounts                                             11,800       7,751      22,527      14,699
  Savings certificates                                         20,747      13,993      37,894      27,043
  Large denomination certificates                               1,186       3,635       8,886       6,859
  Foreign                                                       2,235       2,112       3,488       4,293
       Total interest on deposits                              54,611      44,477     109,537      86,750
  Securities sold under repurchase agreements                  13,880      10,072      25,707      18,275
  Federal funds purchased                                      12,266       8,438      24,137      13,462
  Other short-term borrowings                                     413       4,145      15,302       7,198
  Long-term borrowings                                          4,119       4,183      16,889       8,049
       Total interest expense                                  85,289      71,315     191,572     133,734
Net interest income                                           117,446     124,910     260,695     252,126
Provision for loan losses                                       4,250       2,999      11,430       8,498
Net interest income after provision for loan losses           113,196     121,911     249,265     243,628
Non-interest income:
  Credit card servicing and service charge income               1,633      96,035      85,410     188,020
  Service charges on deposit accounts                          17,212      18,106      33,683      33,803
  Trust income                                                  5,212       4,869      10,104       9,670
  Other                                                        18,635      17,147      34,253      33,307
     Non-interest operating income                             42,692     136,157     163,450     264,800
  Securities available for sale gains                             244       3,265         346       3,053
  Investment securities gains (losses)                              3          45         258         (23)
       Total non-interest income                               42,939     139,467     164,054     267,830
Non-interest expense:
  Salaries                                                     43,668      64,345     101,369     124,286
  Employee benefits                                            12,076      17,989      30,417      36,051
  Credit card solicitation                                                 24,250      29,050      45,637
  Supplies and equipment                                        8,715      13,095      23,241      25,094
  Occupancy                                                     9,434      10,855      21,388      21,566
  Travel and communications                                     5,604      13,546      18,757      26,863
  External data processing services                             6,748      12,128      15,794      23,407
  Other                                                        25,199      30,417      62,354      55,830
       Total non-interest expense                             111,444     186,625     302,370     358,734
Income before income taxes (Capital One Financial
  Corporation amounted to $0, $53,233, $27,407
  and $107,280, respectively)                                  44,691      74,753     110,949     152,724
Applicable income taxes                                        15,005      24,368      39,038      49,226
Net income                                                   $ 29,686    $ 50,385    $ 71,911    $103,498
Earnings per common share                                    $   0.50    $   0.88    $   1.21    $   1.81
Cash dividends declared per share                                0.17        0.25        0.42        0.50
Average common shares outstanding                              59,669      57,358      59,406      57,303

STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
(in thousands) (unaudited)


                                                        Common        Capital       Retained
                                                         Stock        Surplus       Earnings

SIX MONTHS ENDED JUNE 30, 1995
Balance at beginning of period                         $ 293,184     $ 198,869     $ 619,426
Net income                                                                            71,911
Issuance of Common Stock                                   2,283         4,237
Purchase of Common Stock                                  (1,292)       (7,207)
Cash dividends                                                                       (24,638)
Spin-off of Capital One Financial Corporation                                       (383,200)
Change in net unrealized gains on securities
  available for sale, net of tax of $23,925                                           44,432
Balance at end of period                               $ 294,175     $ 195,899     $ 327,931

SIX MONTHS ENDED JUNE 30, 1994
Balance at beginning of period                         $ 283,043     $ 133,038     $ 548,581
Adjustment to beginning balance for change in
  accounting method for net unrealized gain on
  securities available for sale, net of tax of $16,147                                29,987
Net income                                                                           103,498
Issuance of Common Stock                                   1,290         8,408
Cash dividends                                                                       (28,360)
Change in net unrealized losses on securities
  available for sale, net of tax benefit of $22,957                                  (42,634)
Balance at end of period                               $ 284,333     $ 141,446     $ 611,072

STATEMENT OF CONSOLIDATED CASH FLOWS
(in thousands) (unaudited)


                                                                Six Months Ended June 30
                                                                   1995             1994

OPERATING ACTIVITIES
  Net income                                                 $     71,911     $    103,498
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                     11,430            8,498
     Provision and writedowns on foreclosed property                1,924            1,585
     Depreciation and amortization                                 17,417           21,031
     Investment securities (gains) losses                            (258)              23
     Securities available for sale gains                             (346)          (3,053)
     Decrease in interest receivable                                8,367            8,343
     Increase in other assets                                    (304,084)         (66,726)
     Increase (decrease) in interest payable                        8,369           (3,331)
     (Decrease) increase in other liabilities                     (13,659)         501,830
     Proceeds from sales of loans held for sale                17,543,403       12,104,569
     Purchases and originations of loans held for
       sale                                                   (17,733,269)     (13,075,639)
     Proceeds from sales of trading account
       securities                                               8,348,697        7,691,160
     Purchases of trading account securities                   (8,435,394)      (7,570,069)
       Net cash used by operating activities                     (475,492)        (278,281)

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                35,748           28,918
  Purchases of investment securities                              (25,511)            (102)
  Proceeds from sales of securities available for sale            489,794        1,369,996
  Proceeds from maturities of securities available for
    sale                                                          460,980        1,449,261
  Purchases of securities available for sale                   (1,711,711)      (2,213,898)
  Net (increase) decrease in loans                               (851,348)         552,398
  Recoveries of loans previously charged-off                        6,791           14,588
  Purchases of premises and equipment                             (33,913)         (40,921)
       Net cash (used) provided by investing
         activities                                            (1,629,170)       1,160,240

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                             102,926         (271,555)
  Net decrease in short-term borrowings                          (200,288)        (815,126)
  Increase in Capital One Financial Corporation long-
    term debt                                                   1,388,153
  Net decrease in other long-term debt                               (419)         (12,334)
  Net (purchase) issuance of common stock                          (1,979)           9,698
  Payment of cash dividends                                       (24,638)         (28,360)
       Net cash provided (used) by financing
         activities                                             1,263,755       (1,117,677)
Decrease in cash and cash equivalents                            (840,907)        (235,718)
Cash and cash equivalents at beginning of period                2,023,363        2,079,424
Cash and cash equivalents at end of period                   $  1,182,456     $  1,843,706

SUPPLEMENTAL DISCLOSURES
  Interest paid                                              $    204,620     $    137,065
  Income taxes paid                                                20,710           39,214
  Transfer of loans to foreclosed property                            214            7,281
  Transfer of loans to loans held for securitization              450,000        1,750,000


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

STATEMENT OF CONSOLIDATED CASH FLOWS

Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. A significant noncash transaction in the first quarter of 1995 included a transfer of $3,639,288 of assets (primarily $2,538,554 of loans), $3,256,088 of liabilities (primarily $1,388,153 related to long-term borrowings) and a decrease in retained earnings of $383,200 related to the spin-off of Capital One.

SECURITIES AVAILABLE FOR SALE

Securities available for sale are summarized as follows:


                                        JUNE 30, 1995             June 30, 1994              December 31, 1994
                                                 FAIR                         Fair                        Fair
                                    COST         VALUE          Cost          Value         Cost          Value

U.S. Government and
 agency obligations --
  Mortgage-backed securities      $1,085,645    $1,121,329    $  501,934    $  490,872    $  633,338    $  607,003
  Other                              413,888       422,333       560,450       560,425       461,140       457,877
States and political subdivisions        111           119        14,638        15,064           110           116
Other                                119,794       107,773        94,912        86,116       184,703       176,700
     Total                        $1,619,438    $1,651,554    $1,171,934    $1,152,477    $1,279,291    $1,241,696

INVESTMENT SECURITIES

Investment securities are summarized as follows:

                                    JUNE 30, 1995           June 30, 1994        December 31, 1994
                                              FAIR                    Fair                    Fair
                                   COST       VALUE        Cost       Value       Cost        Value

U.S. Government and
 agency obligations --
  Mortgage-backed securities     $ 73,745    $ 75,357                            $ 75,174    $ 73,307
  Other                            99,695     100,795                              74,550      72,656
State and political subdivisions  140,496     144,213    $200,051    $210,165     173,571     179,467
Other                              61,741      62,812      20,607      20,607      75,488      74,236
     Total                       $375,677    $383,177    $220,658    $230,772    $398,783    $399,666

INCOME TAXES

Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

SECURITIZATIONS

Signet securitized $2,398,801 of credit card receivables in 1994. These transactions were recorded as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." In conjunction with the spin-off of Capital One, Signet Bank/Virginia's rights and obligations under the majority of its securitization agreements as well as any related assets and liabilities were transferred to Capital One Bank on November 22, 1994. Receivables outstanding under Signet's remaining securitizations amounted to $213,333 at June 30, 1995. Proceeds from the sales in 1994 totaled $2,393,936. Recourse obligations related to these transactions are not material. Excess servicing fees related to the securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses and a normal servicing fee, which is also retained by Signet. In accordance with the sale agreements, a fixed amount of excess servicing fees are set aside to absorb credit losses. The amount available to absorb credit losses is included in other assets and was $17,500 at June 30, 1995.

RECENT ACCOUNTING STATEMENTS

The Company adopted SFAS No. 114, "Accounting by Creditors for
Impairment of a Loan", on January 1, 1995. In determining the loan loss allowance, the SFAS No. 114 requires that impaired loans be measured at the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's market value or

(dollars in thousands) (unaudited)

the fair market value of the collateral if the loan is collateral dependent. Also in accordance with SFAS No. 114, a loan is classified as foreclosed property when possession has been taken of the collateral, regardless of whether formal foreclosure proceedings take place.
Adoption of SFAS No. 114 did not have a material impact on the Company's financial position or results of operations.

     The Financial Accounting Standards Board issued SFAS No. 122, "Accounting For Mortgage Servicing Rights," in May 1995. The statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those rights are acquired. The statement also requires that an enterprise assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights on a disaggregated basis and that impairment should be recognized through a valuation allowance. The statement is effective for fiscal years beginning after December 15, 1995. Earlier adoption is encouraged. The Company is in the process of assessing the impact of adopting SFAS No. 122 and has not decided if it will elect to adopt the statement during 1995.

CAPITAL ONE FINANCIAL CORPORATION ("CAPITAL ONE")

On July 27, 1994, Signet Banking Corporation ("Signet") announced plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank/Virginia's ("SBV") credit card division were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994, at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. On February 28, 1995, Signet distributed all of the common stock it held in Capital One to Signet stockholders in a tax free distribution. Included in Signet's 1995 non-interest expense is $2,018 of minority interest in Capital One's earnings.

     Subsequent to February 28, 1995, Capital One's results of operations and financial position are excluded from Signet's. The accompanying financial summary data covers the time periods prior and subsequent to the Separation. The basis of preparation of the accompanying financial summary data for the periods prior to the Separation is as follows: (1) The data includes interest expense paid on borrowings from SBV. For purposes of constructing the accompanying financial summary data, three funding pools (short-term, medium-term and long-term pools) were assumed, each with costs based on the average relevant historical rates paid by the Bank. (2) The accompanying financial summary data also includes an allocation of expenses for data processing, accounting, audit, human resources, corporate secretary, treasury, legal and other administrative support provided by Signet. Such expenses were allocated based on actual usage or using other allocation methods which, in the opinion of management, approximate actual usage. Management believes the allocation methods were reasonable. Certain services currently provided by affiliates are expected to continue on a transitional basis. (3) Additionally, SBV retained a credit card portfolio of approximately $335 million for all periods presented that is associated with its deposit customer base. The financial summary data assumes Capital One assessed SBV a normal servicing fee for servicing this retained portfolio for all periods presented. Capital One will continue to service and manage these accounts according to a servicing agreement which provides for arm's length fees and which can continue through September 1996.

Capital One summary financial data follows:

                                              FEBRUARY 28    June 30     December 31
                                                 1995         1994          1994
Total assets                                 $3,639,288    $2,346,864    $3,072,546
Total stockholders'/division equity             492,872       223,262       474,557


                                                     TWO MONTHS ENDED  Six Months Ended
                                                    FEBRUARY 28, 1995   June 30, 1994
Net interest income                                      $25,167          $91,820
Provision for loan losses                                  3,929           16,432
Net interest income after provision for loan losses       21,238           75,388
Non-interest income                                       87,679          180,324
Non-interest expense                                      81,510          148,432
Income before income taxes                                27,407          107,280
Applicable income taxes                                    9,870           37,548
Net income                                               $17,537          $69,732

Signet Banking Corporation
FINANCIAL HIGHLIGHTS
(dollars in thousands-except per share)


                                                  Three Months Ended                           Six Months Ended
                                                       June 30                 Percent             June 30                Percent
                                                 1995          1994            Change        1995            1994         Change
EARNINGS
  Net interest income
     (taxable equivalent)                    $   120,401     $   128,279       (6.14)%   $   266,912     $   258,930       3.08%
  Net interest income                            117,446         124,910       (5.98)        260,695         252,126       3.40
  Net income                                      29,686          50,385      (41.08)         71,911         103,498     (30.52)

PER COMMON SHARE
  Net income                                 $      0.50     $      0.88      (43.18)    $      1.21     $      1.81     (33.15)
  Cash dividends declared                           0.17            0.25      (32.00)           0.42            0.50     (16.00)
  Book value                                       13.90           18.23      (23.75)
  Period-end price                                21 7/8          40 3/8      (45.82)

AVERAGE DAILY BALANCE
  Assets                                     $10,486,466     $11,501,436       (8.82)    $11,404,229     $11,406,401      (0.02)
  Earning Assets                               9,395,228      10,267,207       (8.49)     10,193,024      10,189,866       0.03
  Loans (net of unearned income)               5,836,803       6,344,382       (8.00)      6,535,555       6,290,099       3.90
  Deposits                                     7,248,162       7,768,856       (6.70)      7,432,448       7,791,992      (4.61)
  Core deposits                                7,008,673       7,208,991       (2.78)      7,024,484       7,216,392      (2.66)
  Common stockholders' equity                    793,728       1,017,027      (21.96)        897,175       1,012,122     (11.36)
  Common shares outstanding                   59,668,541      57,357,940        4.03      59,405,710      57,303,052       3.67

RATIOS
  Return on average assets                          1.14%           1.76%     (35.23)           1.27%           1.83%    (30.60)
  Return on average common
     stockholders' equity                         15.00            19.87      (24.51)          16.16           20.62     (21.63)
  Net yield margin                                 5.14             5.01        2.59            5.28            5.12       3.13
  Allowance for loan losses to:
     Non-performing loans                        297.24           616.91      (51.82)
     Non-performing assets                       237.60           316.48      (24.92)
     Net loans                                     2.40             4.29      (44.06)
  Non-performing assets to loans
     and foreclosed properties                     1.01             1.35      (25.19)
  Common stockholders' equity to assets            7.70             9.58      (19.62)

AT PERIOD-END
  Assets                                    $10,622,317      $10,823,763       (1.86)
  Earning assets                              9,514,318        9,559,887       (0.48)
  Loans (net of unearned income)              5,684,427        5,727,279       (0.75)
  Deposits                                    7,301,541        7,549,058       (3.28)
  Core deposits                               7,106,437        7,083,856        0.32
  Common stockholders' equity                   818,005        1,036,851      (21.11)
  Non-performing assets                          57,447           77,655      (26.02)
  Number of common stockholders                  15,259           14,716        3.69
  Full-time employees                             3,743            6,428      (41.77)
  Part-time employees                             1,133            1,550      (26.90)


Note: The 1995 numbers reflect the spin-off of Capital One Financial
      Corporation on February 28, 1995.
      The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."

Table 1
SELECTED QUARTERLY FINANCIAL INFORMATION


                                                 2ND QTR        1st Qtr       4th Qtr        3rd Qtr        2nd Qtr
                                                  1995           1995          1994           1994            1994
SUMMARY OF OPERATIONS(1)
(dollars in thousands -- except per share)
Net interest income (taxable equivalent)        $120,401       $146,511       $131,611       $133,177       $128,279
Less:  taxable equivalent adjustment               2,955          3,262          3,448          3,455          3,369
Net interest income                              117,446        143,249        128,163        129,722        124,910
Provision for loan losses                          4,250          7,180          3,000          3,000          2,999
Net interest income after provision
  for loan losses                                113,196        136,069        125,163        126,722        121,911
Non-interest income                               42,939        121,115        148,433        151,820        139,467
Non-interest expense(2)                          111,444        190,926        210,875        276,814        186,625
Income before income taxes (benefit)              44,691         66,258         62,721          1,728         74,753
Applicable income taxes (benefit)                 15,005         24,033         19,847         (1,734)        24,368
Net income                                      $ 29,686       $ 42,225       $ 42,874       $  3,462       $ 50,385
Per common share:
  Net income                                    $   0.50       $   0.71       $   0.73       $   0.05       $   0.88
  Cash dividends declared                           0.17           0.25           0.25           0.25           0.25
Average common shares outstanding             59,668,541     59,142,042     58,927,134     57,898,078     57,357,940

SELECTED AVERAGE BALANCES
(dollars in millions)
Assets                                          $ 10,486       $ 12,332       $ 12,088       $ 10,971       $ 11,501
Earning assets                                     9,395         11,000         10,598          9,633         10,267
Loans (net of unearned income)                     5,837          7,242          6,966          6,080          6,344
Deposits                                           7,248          7,619          7,768          7,635          7,769
Core deposits                                      7,009          7,040          7,178          7,154          7,209
Interest bearing liabilities                       7,985          9,524          9,091          8,121          8,699
Stockholders' equity                                 794          1,002          1,094          1,064          1,017

RATIOS
Return on average assets                            1.14%          1.39%          1.41%          0.13%          1.76%
Return on average common stockholders' equity      15.00          17.09          15.55           1.29          19.87
Net loan losses to average loans                    1.27           0.33           0.44           1.74           0.38
Net interest spread                                 4.50           4.79           4.34           4.96           4.51
Net yield margin                                    5.14           5.40           4.93           5.49           5.01
At period-end:
  Allowance for loan losses to:
    Non-performing loans                          297.24         574.88         846.32         589.84         616.91
    Non-performing assets                         237.60         364.76         454.34         342.19         316.48
    Net loans                                       2.40           2.69           2.78           3.46           4.29
  Non-performing assets to loans and
    foreclosed properties                           1.01           0.74           0.61           1.01           1.35
  Total stockholders' equity to assets              7.70           7.36           8.60           9.81           9.58

(1) The 1995 numbers reflect the spin-off of Capital One Financial Corporation (COF) on February 28, 1995.

(2) The second, third and fourth quarters of 1994 included $24.2, $24.2, and $31.1 million of credit card solicitation expense, respectively. The first quarter of 1995 included $29.0 million of credit card solicitation expense which represented two months' worth since COF spun off on February 28, 1995. The third quarter of 1994 included a $49.0 million contract termination fee and $33.6 million of restructuring charges. The fourth quarter of 1994 included $9.6 million of restructuring charges.

Table 2
NET INTEREST INCOME ANALYSIS
Taxable Equivalent Basis (in thousands)


                            Second Quarter 1995 Compared          Second Quarter 1995 Compared           YTD June 1995 Compared
                              with Second Quarter 1994              with First Quarter 1995                with YTD June 1994
                             Increase       Change due to*       Increase         Change due to*      Increase      Change due to*
                            (Decrease)    Rate        Volume    (Decrease)       Rate       Volume   (Decrease)    Rate      Volume
INTEREST INCOME:
  Loans, including fees       $(3,365)   $11,370     $(14,735)   $(51,314)    $(18,496)    $(32,818)  $48,667    $30,624   $ 18,043
  Securities available
   for sale                    14,883     12,089        2,794       3,569        1,561        2,008    18,591     15,228      3,363
  Investment securities         2,110        (13)       2,123         (14)          81          (95)    3,742         (1)     3,743
  Other earning assets         (7,532)    14,701      (22,233)        655        4,006       (3,351)   (5,180)    12,936    (18,116)
    Total interest income       6,096     29,886      (23,790)    (47,104)     (13,376)     (33,728)   65,820     65,575        245

INTEREST EXPENSE:
  Interest bearing deposits    10,134     14,964       (4,830)       (315)       2,871       (3,186)   22,787     23,960     (1,173)
  Fed funds and repurchase
   agreements                   7,636      7,403          233       2,448           16        2,432    18,107     16,133      1,974
  Other short-term
   borrowings                  (3,732)       703       (4,435)    (14,476)      (2,303)     (12,173)    8,104      2,275      5,829
  Long-term borrowings            (64)       (59)          (5)     (8,651)      (1,289)      (7,362)    8,840        587      8,253
    Total interest expense     13,974     22,601       (8,627)    (20,994)      (5,210)     (15,784)   57,838     53,420      4,418
Net interest income           $(7,878)   $ 5,258     $(13,136)   $(26,110)    $ (6,478)    $(19,632)  $ 7,982    $ 7,826   $    156

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company listed on the New York Stock Exchange under the symbol SBK. At June 30, 1995, Signet had assets of $10.6 billion and provided financial services through three principal subsidiaries: Signet Bank/Virginia, headquartered in Richmond, Virginia; Signet Bank/Maryland, headquartered in Baltimore, Maryland; and Signet Bank N.A., headquartered in Washington, D.C.

     Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 246 banking offices, 254 automated teller machines and a 24-hour a day full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, specialized services for trust, leasing, asset based lending, cash management, real estate, insurance, consumer financing and an international operation concentrating on trade finance are offered. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia. Signet markets several of its products nationally.

     On October 25, 1994, Signet filed an amended registration statement with the Securities and Exchange Commission which described plans to spin off Capital One Financial Corporation ("Capital One"). Under such plans, designated assets and liabilities of Signet Bank/Virginia's credit card division, including all credit card servicing functions, a credit card securitization master trust and substantially all credit card accounts, were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital
One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts of card holders in Signet's market area representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994 at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. Signet distributed all of the remaining common stock it held in Capital One to Signet stockholders in a tax-free distribution on February 28, 1995 ("the Spin-Off") at which time Signet and Capital One became independent companies. Capital One is listed on the New York Stock Exchange under the symbol COF.

     In May 1995, Signet sold $55 million of real estate related loans. The sale of these loans accounted for approximately $13.9 million of the second quarter charge-offs for which there was already sufficient allowance. The sale was made as part of Signet's overall strategy to reduce its commercial real estate exposure.

     On July 12, 1995, Signet completed the acquisition of the assets of Sheffield Management Company and Sheffield Investments, Inc., managers and distributors of the Blanchard group of mutual funds. These funds are marketed nationally through direct mail and are comprised of eleven fixed income and equity funds totaling approximately $1 billion. With this acquisition, Signet's total mutual fund assets under management now exceed $2.4 billion.

     In the first quarter of 1995, Signet began construction on a new operations center located near Richmond, Virginia. The estimated total cost of this project is $45 million. The building is expected to be occupied in the first quarter of 1996.

     The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of results to be attained for any other period.

EARNINGS ANALYSIS

Consolidated net income for the second quarter of 1995 was $29.7 million, or $.50 per share, compared with $50.4 million, or $.88 per share in the same quarter last year. After adjusting the 1994 second quarter results for the Spin-Off, net income increased 88% from $15.8 million or $.28 per share. Net income for the first six months of 1995 was $71.9 million or $1.21 per share compared to $103.5 million or $1.81 per share in the same period last year. This includes the results of Capital One for the two months prior to the Spin-Off on February 28, 1995. Excluding Capital One, net income for the first six months of 1995 was $56.4 million, an increase of 61% from the $33.8 million earned in the first six months of 1994. Also, for the first six months, Signet recognized nominal net gains on securities available for sale compared with $3.1 million of net gains during the same period last year.

     The return on assets (ROA) for the second quarter and six months ended June 30, 1995 was 1.14% and 1.27%, respectively. This compares to 1.76% and 1.83% for the comparable periods last year. After adjusting for the Spin-Off, ROA for the first six months of 1995 increased 41% from .78% in 1994 to 1.10% and ROA for the second quarter increased 54% from .74% in the second quarter of 1994.

     The return on common stockholders' equity (ROE) for the second quarter and six months ended June 30, 1995 was 15.00% and 16.16%, respectively. This compares to 19.87% and 20.62% for the same periods last year. ROE for the first six months of 1995, adjusted for the Spin-Off, increased 70% from 8.63% in 1994 to 14.68% this year. ROE for the second quarter increased 91% from 7.87% in the second quarter of 1994, adjusted for the Spin-Off. In July of 1994, management set interim targets to bring Signet's ROE up from well below 10 percent to the 15 to 16 percent range by the fourth quarter of 1995. Management is pleased that Signet met this benchmark by the second quarter, well ahead of schedule.

NET INTEREST INCOME

Taxable equivalent net interest income, a principal component of earnings, totaled $120.4 million for the 1995 second quarter and $266.9 million for the six months ended June 30, 1995. This was a 6% decrease over the same quarter last year resulting from the net effect of a 13 basis point increase in the net yield margin and a $872.0 million decline in average earning assets, primarily due to the Spin-Off. Taxable equivalent net interest income increased 3% in the first six months of 1995 compared to the same period last year as the increase in the yield on earning assets slightly exceeded the rise in funding rates, partially as a result of including the Capital One portfolio for the first two months of 1995.

     The net yield margin for the second quarter and six months ended June 30, 1995 was 5.14% and 5.28%, respectively, an increase of 13 basis points and 16 basis points from the same respective periods last year. The increase in the net yield margin from 1994 was primarily due to yields on earning assets improving more quickly than the rise in funding costs. Table 3 analyzes the change in the net yield margin from the first quarter to the second quarter of 1995 for Signet Bank (excluding Capital One). An approximate basis point impact was calculated for each item noted. The decrease in net interest spread and net yield margin from the first quarter of 1995 was primarily due to the expiration of an interest rate hedge which contributed 21 basis points to the first quarter 1995 net yield margin.

Table 3
Signet Bank (excluding Capital One)
ANALYSIS OF CHANGE IN NET YIELD MARGIN

       First Quarter 1995 versus Second Quarter 1995

Net Yield Margin for First Quarter 1995                 5.42%
Higher funding costs (excluding decrease
  in derivative income)                                (0.19)
Decrease in derivative income                          (0.13)
Change in mix and yield on short-term investments       0.12
Higher average and lower yield
  on Commercial Loans                                  (0.05)
Higher average and lower yield on
  Consumer Loans (Total On-Balance Sheet)              (0.03)
Net Yield Margin for Second Quarter 1995                5.14%

Note: An interest rate hedge which expired in March, 1995, contributed
      21 basis points to the first quarter 1995 net yield margin.


     Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At June 30, 1995, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $2.5 billion of interest rate swaps and $650 million of interest rate floors. Interest rate derivative products contributed 5 basis points to the second quarter margin compared with 20 basis points in the first quarter of 1995. The total income from these contracts fell from $5.5 million in the first quarter of 1995 to $1.3 million in the current quarter.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses was $4.3 million for the second quarter of 1995 up from $3.0 million for the same period last year and lower than the $7.2 million in the first quarter of 1995. For the second quarter of 1995, net loan losses totaled $18.6 million, $13.9 million of which resulted from the sale of real estate related loans for which there was already sufficient allowance. The remaining loan losses are principally in the consumer loan portfolio which experienced a 76% increase in its average balance from the second quarter of last year excluding Capital One. Another reason for the rise in consumer loan charge-offs in addition to the increase in the consumer loan volume is that at this stage in the testing program, the charge-off ratio typically runs high. Future charge-off ratios on consumer loans are expected to be lower, although there is no guarantee that this will occur. Excluding Capital One and the charge-offs related to the sale of real estate related loans, second quarter net loan losses amounted to 0.32% of average loans which is a 13 basis points increase from the comparable period in 1994 and a 20 basis points rise from the first quarter of 1995.


Table 4
STATEMENT OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
(dollars in thousands)


                                                                      Three Months Ended           Six Months Ended
                                                                          June 30             March 31           June 30
                                                                      1995         1994         1995         1995         1994
Balance at beginning of period                                      $151,729     $250,477     $220,519     $220,519     $253,313
Additions to allowance charged to expense                              4,250        2,999        7,180       11,430        8,498
Transfer to loans held for securitization/sale                          (889)      (1,619)      (1,489)      (2,378)      (4,369)
Transfer to Capital One Financial Corporation                                                  (68,516)     (68,516)
Loans charged off:
  Consumer                                                             5,744        8,404        9,120       14,864       17,332
  Commercial *                                                         1,413        3,310          428        1,841        8,060
  Real estate -- construction                                            389                         8          397
  Real estate -- mortgage *                                           13,343          462          904       14,247          874
     Total loans charged off                                          20,889       12,176       10,460       31,349       26,266
Recoveries of loans previously charged off:
  Consumer                                                               315        3,617        2,246        2,561        7,112
  Commercial                                                           1,056        1,490        1,986        3,042        4,618
  Real estate -- construction                                            833          884          237        1,070        1,109
  Real estate -- mortgage *                                               92           92           26          118        1,749
     Total recoveries                                                  2,296        6,083        4,495        6,791       14,588
Net loans charged off                                                 18,593        6,093        5,965       24,558       11,678
Balance at end of period                                            $136,497     $245,764     $151,729     $136,497     $245,764
Net loan losses (annualized) as a percentage of average loans:
Consumer                                                               0.92%         0.58%        0.70%        0.78%        0.63%
  Commercial                                                           0.06          0.35        (0.26)       (0.10)        0.32
  Real estate                                                          5.49         (0.23)        0.28         2.88        (0.43)
     Total                                                             1.27%         0.38%        0.33%        0.75%        0.37%

Allowance for loan losses to net loans at end of period                                           2.69%        2.40%        4.29%


*Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented. Charge-offs related to the loan sale in the second quarter of 1995 were $13,897, of which $12,594 were real estate-mortgage and $1,303 were commercial.


     The allowance for loan losses at June 30, 1995 was $136.5 million, or 2.40% of net loans, compared with $245.8 million, or 4.29% of net loans, at June 30, 1994 and $151.7 million, or 2.69% of net loans, at March 31, 1995. The decrease from June 30, 1994 primarily reflected the Spin-Off at which time $68.5 million of the allowance was transferred from Signet Bank/Virginia to Capital One. The remaining decrease resulted primarily from charge-offs taken on real estate related loans during the past year, the majority of which were related to real estate loan sales in the third quarter of 1994 and the second quarter of 1995.

     To determine the appropriate level of allowance for loan losses, management identifies and examines on a monthly basis the commercial, real estate and large consumer loans warranting attention and reviews the credit worthiness of the borrower, the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower. Based on this information and action plans provided by the lending units, Signet's Credit Risk Management Division determines the aggregate level of the allowance. Beginning in 1995, Signet adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan." Under the new standard, the 1995 allowance for loan losses related to loans that are identified for evaluation in accordance with Statement No. 114 is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. The loans that are considered to be impaired under Statement No. 114 are comprised of $41.4 million of non-accrual loans for which the related allowance for credit losses is $12.5 million. The average recorded investment in impaired loans during the six months ended June 30, 1995 was approximately $24.2 million.

     The consumer portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies, projected charge-offs by loan solicitation tranche, bankruptcies and loan volume. The remaining loan portfolio (unclassified commercial real estate loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on the factors listed above and on migration analysis which traces loan risk ratings and related losses over time. Management believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.

NON-INTEREST INCOME

Total non-interest income was $42.9 million in the second quarter of 1995, a decrease of $96.5 million from the second quarter of 1994 and a $78.2 million decline from the first quarter of 1995. The decreases were caused by a sharp decline in credit card servicing and service charge income in the second quarter of 1995 due to the Spin-Off. The first quarter of 1995 included two months of credit card servicing income reflecting the timing of the Spin-Off and the second quarter of 1994 included a full quarter. Credit card servicing and service charge income decreased $94.4 million from the 1994 second quarter and decreased $82.1 million from the first quarter of 1995. Mortgage servicing and origination fee income increased 26.7% from the first quarter of this year to $5.4 million as a result of an increase in mortgage loan volume due to declining interest rates. An increase in mortgage servicing income from second quarter 1994 to second quarter 1995 more than offset a decline in loan origination income. For the second quarter of 1995, Signet recorded trading gains of $3.8 million, an improvement from $106 thousand of trading gains in the first quarter and $266 thousand of net losses recognized in the second quarter of 1994. In the first half of 1995, Signet recognized nominal gains on securities available for sale compared with $3.1 million of net gains during the same period last year.

NON-INTEREST EXPENSE

Total non-interest expense was $111.4 million in the second quarter of 1995, a significant decrease from $190.9 million in the first quarter this year and $186.6 million in the second quarter of 1994. Decreases occurred in all categories as a result of the Spin-Off. The first quarter of 1995 included two months of Capital One's expenses. Excluding Capital One, total non-interest expense remained level with the first quarter of this year at $111.4 million and decreased 2.7% from $114.5 million in the second quarter of 1994 as Signet continued efforts to reduce non-interest expense. The number of full-time equivalent employees fell 40% from the second quarter of 1994 as a result of the Spin-Off, the displacement of approximately 750 employees during the latter half of 1994 and an early retirement program in which 225 employees participated. Total salary and employee benefits declined $6.6 million in the same period.

   Excluding Capital One and foreclosed property expense for all periods, Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the second quarter of 1995 improved to 68.67% compared with 87.04% for the same quarter last year and 69.95% for the first quarter this year. The improvement in this ratio is primarily the result of strong revenue growth as a result of innovative marketing. The second quarter 1995 efficiency ratio is within the range that management set as a goal to reach by the fourth quarter of 1995.


Table 5
NON-INTEREST INCOME AND EXPENSE
(in thousands)


                                                                  Three Months Ended           Six Months Ended
                                                               June 30            March 31         June 30
                                                           1995        1994         1995        1995       1994
NON-INTEREST INCOME:
  Credit card servicing and service charge income       $  1,633     $ 96,035     $ 83,777    $ 85,410    $188,020
  Service charges on deposit accounts                     17,212       18,106       16,471      33,683      33,803
  Trust income                                             5,212        4,869        4,892      10,104       9,670
  Mortgage servicing and origination                       5,445        4,601        4,162       9,607      10,246
  Other service charges and fees                           3,467        4,064        3,713       7,180       7,792
  Trading profits (losses)                                 3,816         (266)       2,379       6,195        (717)
  Other                                                    5,907        8,748        5,364      11,271      15,986
     Non-interest operating income                        42,692      136,157      120,758     163,450     264,800
  Securities available for sale gains                        244        3,265          102         346       3,053
  Investment securities gains (losses)                         3           45          255         258         (23)
     Total non-interest income                          $ 42,939     $139,467     $121,115    $164,054    $267,830

NON-INTEREST EXPENSE:
  Salaries                                              $ 43,668     $ 64,345     $ 57,701    $101,369    $124,286
  Employee benefits                                       12,076       17,989       18,341      30,417      36,051
     Total staff expense                                  55,744       82,334       76,042     131,786     160,337
  Credit card solicitation                                             24,250       29,050      29,050      45,637
  Supplies and equipment                                   8,715       13,095       14,526      23,241      25,094
  Occupancy                                                9,434       10,855       11,954      21,388      21,566
  Travel and communications                                5,604       13,546       13,153      18,757      26,863
  External data processing services                        6,748       12,128        9,046      15,794      23,407
  Professional services                                    4,069        6,069        7,130      11,199      10,349
  Public relations, sales and advertising                  4,272        4,824        5,368       9,640       9,092
  FDIC assessment                                          4,139        4,248        4,313       8,452       8,139
  Credit and collection                                      265        3,088        1,818       2,083       5,741
  Foreclosed property -- net                                (556)         810          572          16         594
  Other                                                   13,010       11,378       17,954      30,964      21,915
     Total non-interest expense                         $111,444     $186,625     $190,926    $302,370    $358,734

Note: Other non-interest expense for the three months ended March 31, 1995 included $2,018 of minority interest (net of income taxes) in Capital One Financial Corporation.


     In 1994, Signet recorded a $43.2 million restructuring charge related to a comprehensive plan for reducing costs and increasing revenue in order to enhance its competitive position. As of June 30, 1995, the amounts actually paid and charged against the restructuring liability were approximately $4.4 million for severance payments to approximately 600 employees, $2.5 million for payments made under the early retirement program and approximately $6.2 million for lease termination and other facilities related costs. The remaining liability of $30.1 million is comprised of $19.5 million for accrued retiree medical and pension benefits, $2.2 million for accrued severance costs and $8.4 million for accrued facilities related costs.


INCOME TAXES

Signet recorded income tax expense of $15.0 million for the second quarter of 1995 compared with $24.4 million for the second quarter of 1994 and $24.0 million for the first quarter of this year. The decrease in tax expense in the second quarter of 1994 over the previous periods was principally due to a significant decline in taxable income as a result of the Spin-Off. The effective tax rate for the second quarter of 1995 was 34% compared with 33% for the second quarter of 1994 and 36% for the first quarter of this year.

Table 6
CONSOLIDATED AVERAGE BALANCE SHEET
(dollars in thousands)

                                                                                                   Three Months Ended
                                                                                           June 30
                                                                          1995                                   1994

                                                          AVERAGE        INCOME/      YIELD/      Average       Income/
                                                          BALANCE        EXPENSE      RATE       Balance        Expense
ASSETS
Earning assets (tax equivalent basis):*
  Interest bearing deposits with other banks             $    22,799     $    358     6.21%    $   247,936     $  2,952
  Federal funds and resale agreements                        532,922        8,232     6.11         856,757        8,674
  Trading account securities                                 553,080        8,936     6.48         272,872        4,747
  Loans held for securitization                              153,300        6,420    16.75         755,494       17,848
  Loans held for sale                                        234,107        5,858     9.90         212,378        3,115
  Securities available for sale                            1,679,836       31,412     7.40       1,351,368       16,529
  Investment securities -- taxable                           235,514        4,257     7.23          20,942          307
  Investment securities-nontaxable                           146,867        4,391    11.96         205,078        6,231
  Loans (net of unearned income):
     Consumer                                              2,349,345       62,068    10.59       3,325,947       79,936
     Commercial                                            2,553,554       51,058     8.02       2,108,076       40,103
     Real estate -- construction                             217,685        5,628    10.23         262,844        5,248
     Real estate -- commercial mortgage                      480,112       11,998    10.02         573,203       12,390
     Real estate -- residential mortgage                     236,107        5,074     8.60          74,312        1,514
       Total loans                                         5,836,803      135,826     9.33       6,344,382      139,191
Total earning assets                                       9,395,228     $205,690     8.78%     10,267,207     $199,594
Non-rate related assets:
  Cash and due from banks                                    509,633                               499,712
  Allowance for loan losses                                 (144,407)                             (248,846)
  Premises and equipment (net)                               164,536                               238,529
  Other assets                                               561,476                               744,834
Total assets                                             $10,486,466                           $11,501,436

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
     Money market and interest checking                  $ 1,031,701     $  6,939     2.70%    $ 1,022,071     $  5,605
     Money market savings                                  1,346,920       11,704     3.49       1,669,819       11,381
     Savings accounts                                      1,255,593       11,800     3.77         981,676        7,751
     Savings certificates                                  1,876,689       20,747     4.43       1,972,308       13,993
     Large denomination certificates                          92,660        1,186     5.06         344,830        3,635
     Foreign                                                 146,829        2,235     6.02         215,035        2,112
       Total interest bearing deposits                     5,750,392       54,611     3.81       6,205,739       44,477
  Federal funds and repurchase agreements                  1,950,959       26,146     5.30       1,905,695       18,510
  Other short-term borrowings                                 30,098          413     5.43         333,315        4,145
  Long-term borrowings                                       253,427        4,119     6.43         254,007        4,183
Total interest bearing liabilities                         7,984,876     $ 85,289     4.28%      8,698,756     $ 71,315
Non-interest bearing liabilities:
  Demand deposits                                          1,497,770                             1,563,117
  Other liabilities                                          210,092                               222,536
Common stockholders' equity                                  793,728                             1,017,027
Total liabilities and stockholders' equity               $10,486,466                           $11,501,436
Net interest income / spread                                             $120,401     4.50%                    $128,279
Interest income to average earning assets                                             8.78%
Interest expense to average earning assets                                            3.64
Net yield margin                                                                      5.14%

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.


                                                                               Six Months Ended
                            March 31                                                June 30
                              1995                              1995                                   1994

 Yield/      Average      Income/     Yield/       Average     Income/     Yield/        Average      Income/    Yield/
 Rate        Balance      Expense      Rate        Balance     Expense      Rate         Balance      Expense     Rate
 4.71%     $    98,271   $  1,438     5.85%    $    60,327     $  1,796     5.92%    $   254,244     $  5,523     4.32%
 4.01        1,039,776     15,309     5.89         784,948       23,541     5.96         732,711       13,624     3.70
 6.98          418,011      6,718     6.52         485,918       15,654     6.50         279,441       10,387     7.50
 9.45          146,667      4,205    11.47         150,002       10,625    14.17         551,105       25,723     9.34
 5.80           94,718      1,479     6.25         164,798        7,337     8.86         283,990        8,876     6.22
 4.84        1,579,687     27,843     7.05       1,630,038       59,255     7.23       1,562,035       40,664     5.18
 5.86          222,877      3,946     7.08         229,230        8,203     7.16          23,898          692     5.79
12.15          157,609      4,716    11.97         152,208        9,107    11.97         212,343       12,876    12.13

 9.61        3,946,185    117,634    11.98       3,143,354      179,702    11.49       3,237,071      155,986     9.65
 7.63        2,362,850     47,134     8.09       2,458,729       98,192     8.05       2,124,790       81,089     7.70
 7.90          207,805      5,154     9.92         212,773       10,782    10.08         278,049       10,490     7.50
 8.67          520,340     12,939    10.08         500,115       24,937    10.06         576,868       23,404     8.18
 8.15          204,888      4,279     8.35         220,584        9,353     8.48          73,321        3,330     9.08
 8.80        7,242,068    187,140    10.48       6,535,555      322,966     9.97       6,290,099      274,299     8.79
 7.80%      10,999,684   $252,794     9.32%     10,193,024     $458,484     9.07%     10,189,866     $392,664     7.77%

               505,045                             507,352                               494,466
              (196,476)                           (170,298)                             (250,593)
               228,577                             196,380                               231,458
               795,359                             677,771                               741,204
           $12,332,189                         $11,404,229                           $11,406,401




 2.20%     $ 1,014,201   $  6,141     2.46%    $ 1,022,999     $ 13,080     2.58%    $ 1,021,843     $ 11,157     2.20%
 2.73        1,402,102     11,958     3.46       1,374,359       23,662     3.47       1,684,351       22,699     2.72
 3.17        1,188,584     10,727     3.66       1,222,274       22,527     3.72         946,321       14,699     3.13
 2.85        1,950,069     17,147     3.57       1,913,176       37,894     3.99       2,004,193       27,043     2.72
 4.17          494,575      7,700     6.23         292,507        8,886     6.04         336,928        6,859     4.05
 3.89           83,737      1,253     5.99         115,457        3,488     6.01         238,672        4,293     3.58
 2.87        6,133,268     54,926     3.63       5,940,772      109,537     3.72       6,232,308       86,750     2.81
 3.84        1,789,022     23,698     5.30       1,870,438       49,844     5.30       1,812,834       31,737     3.48
 4.92          896,552     14,889     6.64         460,932       15,302     6.60         304,355        7,198     4.70
 6.51          705,362     12,770     7.24         478,146       16,889     7.03         256,125        8,049     6.25
 3.29%       9,524,204   $106,283     4.53%      8,750,288     $191,572     4.41%      8,605,622     $133,734     3.13%

             1,485,515                           1,491,676                             1,559,684
               320,698                             265,090                               228,973
             1,001,772                             897,175                             1,012,122
           $12,332,189                         $11,404,229                           $11,406,401
 4.51%                   $146,511     4.79%                    $266,912     4.66%                    $258,930     4.64%
 7.80%                                9.32%                                 9.07%                                 7.77%
 2.79                                 3.92                                  3.79                                  2.65
 5.01%                                5.40%                                 5.28%                                 5.12%


FINANCIAL CONDITION

Earning assets averaged $9.4 billion for the second quarter of 1995, a decrease of 8% from the same period last year. Average investment securities rose $134 million and average securities available for sale fell $198 million from the prior year's second quarter. Loans held for securitization averaged $153 million for the second quarter of 1995, down from $755 million for the same quarter of last year as a result of securitizations by Capital One in 1994. These assets were reclassified from the loan category in anticipation of securitizations. Total loans averaged $5.8 billion for the quarter, reflecting an 8% decline from the second quarter in 1994. Average consumer loans decreased 29% to $2.3 billion as a result of the net effect of the Spin-Off and the growth in student and installment loans. Excluding Capital One, the total on-balance sheet consumer loan portfolio average balance nearly doubled from the second quarter of 1994 amount of $1.3 billion to the current quarter's average of $2.6 billion. These amounts include the consumer loan portfolio, loans held for securitization and loans held for sale. Average real estate-construction loans declined 17% to $218 million and average real estate-commercial mortgage loans declined 16% to $480 million. Real estate-residential mortgages were up 218% to $236 million as a result of loans acquired from Pioneer Financial Corporation and management's decision to retain rather than sell mortgages originated by Signet. The decline in construction loans was principally the result of management's continued desire to reduce the level of commercial real estate asset exposure. The sale of real estate related loans in the third quarter of 1994 and second quarter of 1995 primarily impacted the real estate-construction and real estate-commercial mortgage loan categories. The yield on earning assets was 8.78% for the second quarter of 1995 compared with 7.80% for the second quarter last year, an increase of 98 basis points due to a rise in market yields as well as an improvement in the mix of earning assets.

  Average interest bearing liabilities totaled $8.0 billion in the second quarter, down 8% from the second quarter of 1994 and down 16% from the first quarter of 1995. Money market savings declined $323 million, or 19%, large denomination certificates fell $252 million, or 73%, and savings certificates decreased $96 million, or 5% from the same quarter last year. Deposit categories experiencing increases included money market and interest checking up $10 million and savings accounts up $274 million, or 28%. Foreign deposits decreased $68 million from the second quarter of 1994. Average core deposits remained relatively stable when comparing second quarter of 1995 with the same quarter last year. Purchased funds, which include large denomination certificates, foreign deposits, federal funds and repurchase agreements and other short-term and long-term borrowings averaged $2.5 billion for the 1995 second quarter, down $579 million from the comparable 1994 period and down $1.5 billion from the first quarter of 1995. The higher level of purchased funds in the first quarter of 1995 and second quarter of 1994 resulted from temporarily funding the growth in Capital One's credit card receivables prior to securitization. The average rate on interest bearing liabilities was 4.28% for the second quarter of 1995 compared with 3.29% for the second quarter last year, an increase of 99 basis points which was generally the same as the rise in the yield on earning assets.

CONSUMER LOAN GROWTH

In 1994, Signet expanded its use of information-based technology to all types of consumer loans which significantly increased growth. The technology involves generating a data base of creditworthy customers for particular products and then following up with direct-mail solicitations. Much of the growth was in a new loan product, "loan-by-check". Customers who receive a direct-mail solicitation are offered installment loans of various amounts and terms according to their risk profile simply by endorsing the check and depositing it. Signet is also applying this technology to home equity, student and small business loans. Solicitations in these areas are mostly in the preliminary testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically feasible for the Company. The early results have been very satisfying and loans are growing at a healthy pace. From June 30, 1994 to June 30, 1995, student loans increased $314 million (including $300 million in student loans held for securitization), installment loans grew $626 million (including $149 million in loans held for sale) and home equity loans were up $73 million (including $8 million in loans held for sale).

RISK ELEMENTS

Non-performing assets include non-accrual loans (including loans impaired under Statement No. 114), restructured loans and foreclosed properties. Non-performing assets increased $15.9 million or 38% in the second quarter of 1995. The rise in non-accrual loans resulted from placing two commercial real estate loans totaling $22 million on non-accrual. In July 1995, one of these loans, which comprised the majority ($14.6 million) of the $22 million, was brought current by the borrower. Non-performing assets represented 1.01% of total loans and foreclosed properties at June 30, 1995, up from .74% and down from 1.35% at March 31, 1995 and June 30, 1994, respectively. The allowance for loan losses equaled 297% of non-performing loans at June 30, 1995, down from 575% at March 31, 1995 and 617% at June 30, 1994. The ratio of the allowance to non-performing assets decreased to 238% at June 30, 1995 from 365% at March 31, 1995 and 316% at June 30, 1994.

Table 7
NON-PERFORMING ASSETS AND PAST DUE LOANS
(dollars in thousands)


                                                                   June 30          March 31   December 31
                                                              1995        1994        1995         1994
Non-accrual loans:
  Commercial                                                 $10,785     $17,258     $10,998     $10,548
  Consumer                                                     1,434       1,634       1,596       1,708
  Real estate -- construction                                  4,116       9,759       5,161       5,490
  Real estate -- mortgage *                                   29,587       7,512       8,638       7,310
     Total non-accrual loans                                  45,922      36,163      26,393      25,056
Restructured loans:
  Commercial                                                               2,675
  Real estate -- construction                                              1,000                   1,000
     Total restructured loans                                              3,675                   1,000
     Total non-performing loans                               45,922      39,838      26,393      26,056
Foreclosed properties                                         11,525      40,108      15,204      22,480
Less foreclosed property reserve                                          (2,291)
     Total foreclosed properties                              11,525      37,817      15,204      22,480
     Total non-performing assets                             $57,447     $77,655     $41,597     $48,536
Percentage to loans (net of unearned) and foreclosed
  properties                                                    1.01%       1.35%       0.74%       0.61%

Allowance for loan losses to:
  Non-performing loans                                        297.24      616.91      574.88      846.32
  Non-performing assets                                       237.60      316.48      364.76      454.34

Accruing loans past due 90 days or more                      $54,538     $53,679     $42,919     $65,333


* Real estate -- mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
  Real estate -- residential mortgage non-accrual loans were not significant for the periods presented.


     Foreclosed properties totaled $11.5 million at the end of the second quarter of 1995 and were equal to 20% of total non-performing assets and 26% of non-performing real estate assets. Signet sold $10.3 million of foreclosed properties during the first six months of 1995.

     In accordance with Statement No. 114, a loan is classified as foreclosed property when possession has been taken of the collateral, regardless of whether formal foreclosure proceedings have taken place.

     Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $54.5 million at June 30, 1995. This is a 27% increase from the $42.9 million level as of March 31, 1995, and represents a 2% increase from the $53.7 million reported at June 30, 1994. The June 30, 1995 total was comprised of $37.2 million of consumer loans (of which $21.9 million are student loan delinquencies, which are government guaranteed and do not represent material loss exposure, and $7.2 million of credit card loans); $10.6 million of mortgage loans; $5.6 million of commercial loans; and $1.1 million of construction loans.

STOCKHOLDERS' EQUITY DATA

At June 30, 1995, stockholders' equity totaled $818 million, a decline of 21% from the June 30, 1994 level of $1.0 billion. This decrease reflects the transfer to Capital One of approximately $383 million of Signet's stockholders' equity in connection with the Spin-Off.

     The Company's total stockholders' equity to assets ratio was 7.70% at June 30, 1995, an increase from 7.36% at March 31, 1995 and down from 9.58% at June 30, 1994. Signet's risk-adjusted capital ratios at June 30, 1995 remained strong at 10.10% and 12.91% for Tier I and Total Capital, respectively. The leverage ratio is calculated by dividing Tier I Capital by the current quarter's total average assets less goodwill and other disallowed intangibles. Signet's leverage ratio at June 30, 1995 was 7.20%, up from 5.93% at March 31, 1995 and down from 8.94% at June 30, 1994. The decline in these capital ratios from June 30, 1994 reflects the impact of the Spin-Off. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and other factors. At June 30, 1995, all three of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.

Table 8
SELECTED CAPITAL DATA
(dollars in thousands)

                                                              June 30               December 31
                                                        1995           1994            1994
Qualifying common stockholders' equity              $  792,406     $ 1,047,739     $ 1,237,453
Less goodwill and other disallowed intangibles         (39,974)        (21,292)        (44,581)
  Total Tier I capital                                 752,432       1,026,447       1,192,872
Qualifying debt                                        116,134         167,000         165,800
Qualifying allowance for loan losses                    93,672         104,503         119,812
  Total Tier II capital                                209,806         271,503         285,612
  Total risked-based capital                        $  962,238     $ 1,297,950     $ 1,478,484
Total risk-adjusted assets                          $7,450,922     $ 8,218,941     $ 9,484,219

RATIOS:
Tier I capital                                           10.10%          12.49%          12.58%
Total risk-based capital                                 12.91           15.79           15.59
Tier I leverage                                           7.20            8.94            9.90
Tangible Tier I leverage                                  6.83            8.55            9.57
Total stockholders' equity to assets                      7.70            9.58            8.60
Common dividend payout ratio (year-to-date)              34.71           27.62           38.61
Book value per share                                $    13.90     $     18.23     $     18.96


INTEREST RATE SENSITIVITY AND LIQUIDITY

Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, the core banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ALCO routinely uses derivatives, such as interest rate swaps, to help insulate the Company against the possibility of sudden changes in interest rates.

     ALCO, in managing interest rate sensitivity, also uses simulations to better measure the impact that market changes and alternative strategies might have on net interest income. Both current period maturity and repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 1% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ALCO operates under a policy designed to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in net income over a twelve month period.

     Asset liquidity is generally provided by interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, loans held for securitization, loans held for sale and securities available for sale. This group of interest-earning assets totaled $3.5 billion, or 36% of earning assets at June 30, 1995. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 125% of total loans as of June 30, 1995. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. For the first six months of 1995, cash and cash equivalents decreased by $841 million primarily as a result of a sharp decline in securities available for sale. Cash used by operations was $475 million for this time period resulting mainly from the increase in other assets. Cash used by investing activities amounted to $1.6 billion principally due to the increase in securities available for sale. Cash provided by financing activities amounted to $1.3 billion principally related to financing Capital One prior to the Spin-Off.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits:
             Exhibit 11-Computation of Earnings Per Share

       (b)   Reports on Form 8-K
             None


                               SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there-unto duly authorized.


                                    SIGNET BANKING CORPORATION
                                             (Registrant)


Date:  August 9, 1995              /s/ WALLACE B. MILLNER III
                                   Wallace B. Millner III
                                   Senior Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial Officer)



Date:  August 9, 1995              /s/ W. H. CATLETT, JR.
                                   W. H. Catlett, Jr.
                                   Executive Vice President and
                                   Controller
                                   (Principal Accounting Officer)