Form 10-Q
period 1995-09-30
SIGNET BANKING CORP
filed 1995-11-09
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended September 30, 1995 or

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


                                                               Yes [X]   No [ ]


         Common Shares outstanding as of October 31, 1995 - 59,065,140

                                     Index

                  SIGNET BANKING CORPORATION AND SUBSIDIARIES
                               September 30, 1995


                                                                        PAGE

PART I.    FINANCIAL INFORMATION

           Item 1.  Financial Statements (unaudited)
                    Consolidated Balance Sheet                            3
                    Statement of Consolidated Income                      4
                    Statement of Changes in Consolidated
                      Stockholders' Equity                                5
                    Statement of Consolidated Cash Flows                  6
                    Supplemental Notes to Quarterly
                      Financial Statements                                7

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                11

PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K                     28

SIGNATURES                                                               28

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Signet Banking Corporation
Consolidated Balance Sheet
(in thousands-except per share) (unaudited)

                                                                                  September 30           December 31
                                                                            1995             1994           1994
Assets
Cash and due from banks                                                  $  498,193     $    453,020     $    531,747
Interest bearing deposits with other banks                                    1,712          239,274          355,795
Federal funds sold and securities purchased under resale agreements         425,305        1,090,348        1,135,821
Trading account securities                                                  464,950          279,245          353,040
Loans held for securitization                                               750,000          151,198
Loans held for sale                                                         267,535          128,613           69,506
Securities available for sale                                             2,195,180        1,113,371        1,241,696
Investment securities                                                       297,237          203,021          398,783
Loans:
        Consumer                                                          1,776,434        3,409,732        4,612,633
        Commercial                                                        2,982,401        2,282,334        2,472,620
        Real estate - construction                                          237,271          218,500          209,183
        Real estate - commercial mortgage                                   406,102          532,391          526,956
        Real estate - residential mortgage                                  248,145          133,084          191,508
              Gross loans                                                 5,650,353        6,576,041        8,012,900
              Less: Unearned income                                        (140,916)         (64,886)         (88,723)
                    Allowance for loan losses                              (129,672)        (225,359)        (220,519)
           Net loans                                                      5,379,765        6,285,796        7,703,658
Premises and equipment (net)                                                180,549          253,791          258,715
Interest receivable                                                          98,000           80,491           98,557
Other assets                                                                534,689          767,065          783,911
        Total assets (Capital One Financial Corporation amounted
              to $0, $2,246,106 and $3,072,546, respectively)          $ 11,093,115     $ 11,045,233     $ 12,931,229
Liabilities
Non-interest bearing deposits                                          $  1,603,922     $  1,592,825     $  1,542,349
Interest bearing deposits:
        Money market and interest checking                                1,064,412        1,011,484        1,050,176
        Money market savings                                              1,337,665        1,500,611        1,453,629
        Savings accounts                                                  1,338,824        1,095,370        1,170,990
        Savings certificates                                              1,828,217        2,039,352        1,952,090
        Large denomination certificates                                      99,890          216,428          643,054
        Foreign                                                              80,318          195,010            9,225
              Total interest bearing deposits                             5,749,326        6,058,255        6,279,164
                    Total deposits                                        7,353,248        7,651,080        7,821,513
Securities sold under repurchase agreements                               1,153,479          904,723          875,458
Federal funds purchased                                                   1,285,918          610,081          881,693
Commercial paper                                                                             118,928          108,664
Other short-term borrowings                                                                  160,221        1,446,955
Long-term borrowings                                                        253,129          253,729          253,641
Interest payable                                                             23,455           28,036           31,078
Other liabilities                                                           181,514          235,349          400,748
        Total liabilities                                                10,250,743        9,962,147       11,819,750
Stockholders' Equity
Common Stock, $5 par value; Authorized 100,000,000 shares,
        issued and outstanding 59,048,852, 58,477,850 and
        58,636,759 shares, respectively                                     295,244          292,389          293,184
Capital Surplus                                                             197,911          195,704          198,869
Retained Earnings                                                           349,217          594,993          619,426
        Total stockholders' equity                                          842,372        1,083,086        1,111,479
        Total liabilities and stockholders' equity                     $ 11,093,115     $ 11,045,233     $ 12,931,229


Signet Banking Corporation
Statement of Consolidated Income
(in thousands-except per share) (unaudited)


                                                                            Three Months Ended      Nine Months Ended
                                                                              September 30             September 30
                                                                            1995        1994        1995        1994
Interest income:
        Loans, including fees:
              Consumer                                                  $  60,296   $  82,777    $ 239,998   $ 238,763
              Commercial                                                   53,703      40,539      150,426     120,858
              Real estate - construction                                    6,080       5,298       16,860      15,774
              Real estate - commercial mortgage                             9,358      12,707       32,765      34,869
              Real estate - residential mortgage                            5,011       1,917       14,364       5,247
                    Total loans, including fees                           134,448     143,238      454,413     415,511
Interest bearing deposits with other banks                                    127       2,851        1,923       8,374
Federal funds sold and resale agreements                                    7,166      11,602       30,707      25,226
Trading account securities                                                  7,410       5,062       23,064      15,449
Loans held for securitization                                              11,561      13,181       22,186      38,904
Loans held for sale                                                         7,785       2,270       15,122      11,146
Securities available for sale                                              31,963      15,949       91,042      56,185
Investment securities - taxable                                             4,190         311       12,393       1,003
Investment securities - nontaxable                                          2,093       3,758        8,160      12,284
                    Total interest income                                 206,743     198,222      659,010     584,082
Interest expense:
        Money market and interest checking                                  6,794       5,842       19,874      16,999
        Money market savings                                               11,873      10,918       35,535      33,617
        Savings accounts                                                   12,785       8,656       35,312      23,355
        Savings certificates                                               22,070      14,820       59,964      41,863
        Large denomination certificates                                     1,332       3,115       10,218       9,974
        Foreign                                                             1,721       2,385        5,209       6,678
                    Total interest on deposits                             56,575      45,736      166,112     132,486
        Securities sold under repurchase agreements                        14,689       9,342       40,396      27,617
        Federal funds purchased                                            14,211       5,540       38,348      19,002
        Other short-term borrowings                                         3,751      15,302       10,949
        Long-term borrowings                                                4,324       4,131       21,213      12,180
                    Total interest expense                                 89,799      68,500      281,371     202,234
Net interest income                                                       116,944     129,722      377,639     381,848
Provision for loan losses                                                   8,681       3,000       20,111      11,498
Net interest income after provision for loan losses                       108,263     126,722      357,528     370,350
Non-interest income:
        Credit card servicing and service charge income                     2,511     108,685       87,921     296,705
        Service charges on deposit accounts                                17,732      16,234       51,415      50,037
        Trust income                                                        6,430       4,747       16,534      14,417
        Other                                                              19,690      21,992       53,943      55,299
              Non-interest operating income                                46,363     151,658      209,813     416,458
        Securities available for sale gains                                   166         140          512       3,193
        Investment securities gains (losses)                                  565          22          823          (1)
                    Total non-interest income                              47,094     151,820      211,148     419,650
Non-interest expense:
        Salaries                                                           45,792      68,028      147,161     192,314
        Employee benefits                                                  10,517      17,354       40,934      53,405
        Supplies and equipment                                              9,384      13,502       32,625      38,596
        Occupancy                                                           9,635      13,038       31,023      34,604
        Credit card solicitation                                           24,200      29,050       69,837
        Travel and communications                                           6,138      14,499       24,895      41,362
        External data processing services                                   6,868      13,049       22,662      36,456
        Contract termination                                                           49,000                   49,000
        Restructuring charge                                                           33,619                   33,619
        Other                                                              21,173      30,525       83,527      86,355
                    Total non-interest expense                            109,507     276,814      411,877     635,548
Income before income taxes (Capital One Financial Corporation
        amounted to $0, $(1,529), $27,407 and $105,751, respectively)      45,850       1,728      156,799     154,452
Applicable income taxes (benefit)                                          15,707      (1,734)      54,745      47,492
Net income                                                              $  30,143   $   3,462    $ 102,054   $ 106,960
Earnings per common share                                               $    0.50   $    0.05    $    1.71   $    1.86
Cash dividends declared per share                                            0.17        0.25         0.59        0.75
Average common shares outstanding                                          60,146      57,898       59,691      57,504


Signet Banking Corporation
Statement of Changes in Consolidated Stockholders' Equity
(in thousands) (unaudited)


                                                                Common        Capital     Retained
                                                                 Stock        Surplus     Earnings

Nine Months Ended September 30, 1995

Balance at beginning of period                                 $ 293,184    $ 198,869    $ 619,426
Net income                                                                                 102,054
Issuance of Common Stock                                           3,352        6,249
Purchase of Common Stock                                          (1,292)      (7,207)
Cash dividends                                                                             (34,661)
Spin-off of Capital One Financial Corporation                                             (383,200)
Change in net unrealized gains on securities
     available for sale, net of tax of $24,553                                              45,598
Balance at end of period                                       $ 295,244    $ 197,911    $ 349,217
Nine Months Ended September 30, 1994

Balance at beginning of period                                 $ 283,043    $ 133,038    $ 548,581
Adjustment to beginning balance for change in
        accounting method for net unrealized gain on
        securities available for sale, net of tax of $16,147                                29,987
Net income                                                                                 106,960
Issuance of Common Stock
        Related to acquisition                                     7,571       51,714
        Other                                                      1,775       10,952
Cash dividends                                                                             (42,582)
Change in net unrealized losses on securities
        available for sale, net of tax benefit of $25,821                                  (47,953)
Balance at end of period                                       $ 292,389    $ 195,704    $ 594,993

Signet Banking Corporation
Statement of Consolidated Cash Flows
(in thousands) (unaudited)



                                                                   Nine Months Ended September 30
                                                                        1995             1994
Operating Activities
    Net income                                                    $    102,054    $    106,960
    Adjustments to reconcile net income to net cash (used)
    provided by operating activities:
       Provision for loan losses                                        20,111          11,498
       Provision and writedowns on foreclosed property                   2,040           1,414
       Depreciation and amortization                                    23,251          32,328
       Investment securities (gains) losses                               (823)              1

       Securities available for sale gains                                (512)         (3,193)
       Decrease in interest receivable                                     557           3,627
       Increase in other assets                                       (381,345)       (183,179)
       Increase (decrease) in interest payable                          13,794            (169)
       (Decrease) increase in other liabilities                        (16,119)         90,886
       Proceeds from securitization of credit card loans               184,900       1,843,936
       Proceeds from sales of loans held for sale                   29,325,216      18,438,000
       Purchases and originations of loans held for sale           (29,708,145)    (19,989,188)
       Proceeds from sales of trading account securities            12,082,168      11,306,019
       Purchases of trading account securities                     (12,194,078)    (11,205,626)
           Net cash used by operating activities                      (546,931)        453,314

Investing Activities
       Proceeds from maturities of investment securities               115,279          50,137
       Purchases of investment securities                              (25,510)           (102)
       Proceeds from sales of securities available for sale            494,445       1,361,970
       Proceeds from maturities of securities available for sale       626,389       2,241,243
       Purchases of securities available for sale                   (2,425,232)     (2,967,120)
       Net increase in loans                                          (993,038)       (415,690)
       Recoveries of loans previously charged-off                        8,266          24,196
       Purchases of premises and equipment                             (53,266)        (61,031)
           Net cash (used) provided by investing activities         (2,252,667)        233,603

Financing Activities
       Net increase (decrease) in deposits                             154,633        (169,533)
       Net increase (decrease) in short-term borrowings                192,730        (831,175)
       Increase in Capital One Financial Corporation long-term debt  1,388,153
       Net decrease in other long-term debt                               (512)        (12,422)
       Net issuance of common stock                                      1,102          72,012
       Payment of cash dividends                                       (34,661)        (42,582)
           Net cash provided (used) by financing activities          1,701,445        (983,700)
Decrease in cash and cash equivalents                               (1,098,153)       (296,783)
Cash and cash equivalents at beginning of period                     2,023,363       2,079,424
Cash and cash equivalents at end of period                        $    925,210    $  1,782,641

Supplemental disclosures
    Interest paid                                                  $   288,993    $    202,404
    Income taxes paid                                                   21,436          46,754
    Transfer of loans to foreclosed property                             2,446           7,950
    Transfer of loans to loans held for securitization                 900,000       2,000,000


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

Statement of Consolidated Cash Flows

Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. A significant noncash transaction in the first quarter of 1995 included a transfer of $3,639,288 of assets (primarily $2,538,554 of loans), $3,256,088 of liabilities (primarily $ 1,388,153 related to long-term borrowings) and a decrease in retained earnings of $383,200 related to the spin-off of Capital One.

Securities  Available  for Sale

Securities available for sale are summarized as follows:


                                               September 30,1995         September 30, 1994         December 31, 1994
                                              Cost      Fair Value       Cost     Fair Value       Cost     Fair Value

U.S. Government and agency obligations -
    Mortgage-backed securities             $1,135,678   $1,173,564   $  608,709   $  590,488   $  633,338   $  607,003
    Other                                     912,132      920,609      398,264      397,174      461,140      457,877
States and political subdivisions                 111          119        14,24      214,618          110          116
Other                                         112,885      100,888      119,796      111,091      184,703      176,700
    Total                                  $2,160,806   $2,195,180   $1,141,011   $1,113,371   $1,279,291   $1,241,696



Investment Securities

Investment securities are summarized as follows:


                                             September 30, 1995    September 30, 1994     December 31, 1994
                                             Cost    Fair Value    Cost    Fair Value    Cost    Fair Value
U.S. Government and agency obligations -
    Mortgage-backed securities             $ 71,393   $ 72,914                         $ 75,174   $ 73,307
    Other                                    74,679     75,547                           74,550     72,656
State and political subdivisions             89,772     92,444   $182,951   $190,923    173,571    179,467
Other                                        61,393     62,427     20,070     20,070     75,488     74,236
    Total                                  $297,237   $303,332   $203,021   $210,993   $398,783   $399,666


Income Taxes

Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

Securitizations

The Company securitized $185,000 of credit card receivables in the first nine months of 1995 and $2,398,801 of credit card receivables in 1994. These transactions were recorded as sales in accordance with Statement of Financial Accounting Standards ("SFAS") No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." In conjunction with the spin-off of Capital One, Signet Bank/Virginia's rights and obligations under the majority of its securitization agreements entered into prior to November 22, 1994 as well as any related assets and liabilities were transferred to Capital One Bank on November 22, 1994. Receivables outstanding under Signet's remaining securitizations amounted to $290,833 at September 30, 1995. Proceeds from the sales in the first nine months of 1995 and 1994 totaled $184,900 and $2,393,93 6, respectively. Recourse obligations related to these transactions are not material. Excess servicing fees related to the securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses and a normal servicing fee, which is also retained by Signet. In accordance with the sale agreements, a fixed amount of excess servicing fees are set aside to absorb credit losses. The amount available to absorb credit losses is included in other assets and was $17,500 at September 30, 1995.

Recent  Accounting  Statements

Beginning in 1995, Signet adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with SFAS No. 114, impaired loans are measured and reported based on the present value of expected cash flows discounted at the loan's effective intere st rate, or at the fair value of the loan's collateral if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of impaired loans is less than the recorded investment.

SFAS No. 114 does not apply to large groups of homogeneous loans such as consumer installment and bank card loans, which are collectively evaluated for impairment. Smaller balance populations of commercial loans are also excluded from the application of the Statement. At September 30, 1995, Signet's loans that are considered to be impaired under SFAS No. 114 are comprised of $33.7 million of non-accrual loans for which the related allowance for credit losses is $9.8 million. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $28.6 million. Collateral dependent loans, which were measured at the fair value of the loan's collateral made up the majority of impaired loans at September 30, 1995.

SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans. Interest receipts on impaired loans are applied in a manner consistent with Signet's policy for non-accrual loans. For the nine months ended September 30, 1995, no interest income was recorded on non-accrual loans. All interest receipts on impaired loans were applied to the principal.

During the third quarter of 1995, the Company elected to adopt SFAS No. 122, "Accounting for Mortgage Servicing Rights." In accordance with the Statement, the cost of mortgage loans purchased or originated, with a definitive plan to sell the loans and retain the mortgage servicing rights, is allocated between the loans and the servicing rights based on their estimated fair values at the purchase or origination date. The estimated fair value of mortgage servicing rights is determined based upon quoted market prices for similar assets, if available, or the results of valuation techniques such as the present value of future cash flows using an appropriate discount rate. In determining the estimated fair value of mortgage servicing rights, Signet utilizes a discounted cash flow model which incorporates assumptions such as prepayment speeds of the underlying loans, default rates, servicing income, servicing costs, and inflation factors.

For the purpose of evaluating and measuring impairment of capitalized mortgage servicing rights, SFAS No. 122 requires that such rights be stratified based on one or more of the predominant risk characteristics of the underlying loans. For Signet, these characteristics include loan type, term, and interest rate. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights in each stratum exceed their fair value and is recorded through a valuation allowance. Subsequent to the initial measurement of impairment, the valuation allowance should be adjusted to reflect changes in the measurement of impairment. Fair value in excess of the amount capitalized net of amortization is, however, not recognized. The initial adoption of these impairment provisions did not require Signet to record a valuation allowance for any of its capitalized mortgage servicing rights, including servicing rights that had been purchased prior to the adoption of the SFAS No. 122.

The effect of adopting SFAS No. 122 on the Company's consolidated financial statements was an increase in pre-tax income of approximately $3.7 million (net of amortization) with a corresponding increase in mortgage servicing rights. The additional income resulted from a lower adjusted cost basis of originated mortgage loans sold with servicing retained. In addition to the servicing rights capitalized on originated mortgage servicing rights, Signet capitalized $15.1 million of purchased mortgage servicing rights in the first nine months of 1995. Amortization expense related to all capitalized mortgage servicing rights was $3.6 million for the first nine months of 1995.

SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," was issued in March 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset, the enterprise should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs. The Statement is effective for fiscal years beginning after December 15, 1995. Earlier adoption is encouraged. The effect of adopting SFAS No. 121, which is expected to occur on January 1, 1996, is not expected to have a material impact on the financial statements of the Company.

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

Subsequent to February 28, 1995, Capital One's results of operations and financial position are excluded from Signet's.

Capital One summary financial data follows:



                                      February 28, 1995    September 30, 1994    December 31, 1994
Total assets                                 $3,639,288          $2,246,106          $3,072,546
Total stockholders'/division equity             492,872             240,195             474,557


                                        Two Months Ended   Three Months Ended    Nine Months Ended
                                       February 28, 1995   September 30, 1994   September 30, 1994
Net interest income                          $   25,167          $   40,555          $  132,375
Provision for loan losses                         3,929               8,162              24,594
Net interest income after provision
    for loan losses                              21,238              32,393             107,781
Non-interest income                              87,679             104,528             284,852
Non-interest expense
    (1994 includes a $49,000
    contract termination fee)                    81,510             138,450             286,882
Income (loss) before income taxes
    (benefit)                                    27,407              (1,529)            105,751
Applicable income taxes (benefit)                 9,870                (535)             37,013
Net income (loss)                            $   17,537          $     (994)         $   68,738


Signet Banking Corporation
Financial Highlights
(dollars in thousands-except per share)


                                                Three Months Ended                       Nine Months Ended
                                                   September 30         Percent            September 30             Percent
                                               1995         1994         Change        1995           1994           Change
Earnings
        Net interest income
              (taxable equivalent)       $   119,482  $   133,177        (10.28)%  $   386,394   $   392,106         (1.46)%
        Net interest income                  116,944      129,722          9.85        377,639       381,848         (1.10)
        Net income                            30,143        3,462           N/M        102,054       106,960         (4.59)

Per Common Share
        Net income                       $      0.50  $      0.05           N/M    $      1.71   $      1.86         (8.06)
        Cash dividends declared                 0.17         0.25        (32.00)          0.59          0.75        (21.33)
        Book value                                                                       14.27         18.52        (22.95)
        Period-end price                                                                26 3/8        34 1/2        (23.55)

Average Daily Balance
        Assets                           $10,755,762  $10,971,450         (1.97)   $11,185,698   $11,259,824         (0.66)
        Earning Assets                     9,555,056    9,632,783         (0.81)     9,978,031    10,002,131         (0.24)
        Loans (net of unearned income)     5,825,017    6,080,017         (4.19)     6,296,105     6,219,301          1.23)
        Deposits                           7,259,988    7,635,425         (4.92)     7,374,330     7,739,229         (4.71)
        Core deposits                      7,043,417    7,154,496         (1.55)     7,030,864     7,195,533         (2.29)
        Common stockholders' equity          824,191    1,064,431        (22.57)       872,580     1,029,750        (15.26)
        Common shares outstanding         60,145,919   57,898,078         (3.88)    59,690,734    57,503,856          3.80

Ratios
        Return on average assets                1.11%        0.13%          N/M           1.22%         1.27%        (3.94)
        Return on average common
              stockholders' equity             14.51         1.29           N/M          15.64         13.89        (12.60)

        Net yield margin                        4.96         5.49         (9.65)          5.18          5.24         (1.15)
        Allowance for loan losses to:
              Non-performing loans                                                      339.92        589.84        (42.37)
              Non-performing assets                                                     251.77        342.19        (26.42)
              Net loans                                                                   2.35          3.46        (32.08)
        Non-performing assets to loans
              and foreclosed properties                                                   0.93          1.01         (7.92)
        Stockholders' equity to assets                                                    7.59          9.81        (22.63)

At Period-end
        Assets                           $11,093,115  $11,045,233          0.43
        Earning assets                     9,911,356    9,716,225          2.01
        Loans (net of unearned income      5,509,437    6,511,155        (15.38)
        Deposits                           7,353,248    7,651,080         (3.89)
        Core deposits                      7,173,040    7,239,642         (0.92)
        Common stockholders' equity          842,372    1,083,086        (22.22)
        Non-performing assets                 51,504       65,857        (21.79)
        Number of common stockholders         15,134       15,462         (2.12)
        Full-time employees                    3,900        6,284        (37.94)
        Part-time employees                    1,049        1,288         (0.19)


Note:The 1995 numbers reflect the spin-off of Capital One Financial Corporation on February 28, 1995.
     The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."


Table 1
Signet Banking Corporation
Selected Quarterly Financial Information
                                                  3rd Qtr       2nd Qtr      1st Qtr     4th Qtr         3rd Qtr
                                                   1995           1995        1995         1994           1994
Summary of Operations(1)
(dollars in thousands - except per share)
Net interest income (taxable equivalent)       $   119,482   $   120,401   $   146,511   $   131,611   $    133,177
Less:  taxable equivalent adjustment                 2,538         2,955         3,262         3,448          3,455
Net interest income                                116,944       117,446       143,249       128,163        129,722
Provision for loan losses                            8,681         4,250         7,180         3,000          3,000
Net interest income after provision
        for loan losses                            108,263       113,196       136,069       125,163        126,722
Non-interest income                                 47,094        42,939       121,115       148,433        151,820
Non-interest expense (2)                           109,507       111,444       190,926       210,875        276,814
Income before income taxes (benefit)                45,850        44,691        66,258        62,721          1,728
Applicable income taxes (benefit)                   15,707        15,005        24,033        19,847         (1,734)
Net income                                     $    30,143   $    29,686   $    42,225   $    42,874   $      3,462
Per common share:
        Net income                             $      0.50   $      0.50   $      0.71   $      0.73   $       0.05
        Cash dividends declared                       0.17          0.17          0.25          0.25           0.25
Average common shares outstanding               60,145,919    59,668,541    59,142,042    58,927,134     57,898,078

Selected Average Balances
(dollars in millions)
Assets                                         $    10,756   $    10,486   $    12,332   $    12,088   $     10,971
Earning assets                                       9,555         9,395        11,000        10,598          9,633
Loans (net of unearned income)                       5,825         5,837         7,242         6,966          6,080
Deposits                                             7,260         7,248         7,619         7,768          7,635
Core deposits                                        7,043         7,009         7,040         7,178          7,154
Interest bearing liabilities                         8,158         7,985         9,524         9,091          8,121
Stockholders' equity                                   824           794         1,002         1,094          1,064
Ratios
Return on average assets                              1.11%         1.14%         1.39%         1.41%          0.13%
Return on average common stockholders' equity        14.51         15.00         17.09         15.55           1.29
Net loan losses to average loans                      0.89          1.27          0.33          0.44           1.74
Net interest spread                                   4.32          4.50          4.79          4.34           4.96
Net yield margin                                      4.96          5.14          5.40          4.93           5.49
At period-end:
        Allowance for loan losses to:
              Non-performing loans                  339.92        297.24        574.88        846.32         589.84
              Non-performing assets                 251.77        237.60        364.76        454.34         342.19
              Net loans                               2.35          2.40          2.69          2.78           3.46
        Non-performing assets to loans and
              foreclosed properties                   0.93          1.01          0.74          0.61           1.01
        Stockholders' equity to assets                7.59          7.70          7.36          8.60           9.81


(1)The 1995 numbers reflect the spin-off of Capital One Financial Corporation ("COF") on February 28, 1995

(2)The third and fourth quarters of 1994 included $24.2 and $31.1 million of credit card solicitation expense, respectively. The first quarter of 1995 included $29.0 million of credit card solicitation expense which represented two months' worth since COF spun off on February 28, 1995. The third quarter of 1994 included a $49.0 million contract termination fee and $33.6 million of restructuring charges. The fourth quarter of 1994 included $9.6 million of restructuring charges.

Table 2
Signet Banking Corporation
Net Interest Income Analysis
Taxable Equivalent Basis (in thousands)

                                    Third Quarter 1995 Compared   Third Quarter 1995 Compared      YTD September 1995 Compared
                                      with Third Quarter 1994        with Second Quarter 1995        with YTD September 1994
                                     Increase     Change due to*     Increase     Change due to*  Increase     Change due to *
                                    (Decrease)   Rate      Volume   (Decrease)   Rate    Volume  (Decrease)    Rate      Volume
Interest income:
      Loans, including fees         $ (8,653)  $ (4,971)  $(3,682)  $   130   $   102   $    28   $ 40,015   $ 12,950   $ 27,065
      Securities available
          for sale                    15,822     10,721     5,101       534      (276)      810     34,413     11,366     23,047
      Investment securities            1,352          1     1,351    (1,318)      (57)   (1,261)     5,094       (153)     5,247
      Other earning assets              (917)     6,454    (7,371)    4,245    (3,505)    7,750     (6,097)     7,546    (13,643)
          Total interest income        7,604     10,248    (2,644)    3,591    (1,284)    4,875     73,425     47,593     25,832

Interest expense:
      Interest bearing deposits       10,839     15,634    (4,795)    1,964     2,294      (330)    33,626     25,973      7,653
      Fed funds and repurchase
          agreements                  14,018      8,965     5,053     2,754      (767)    3,521     32,125     11,991     20,134
      Other short-term
          borrowings                  (3,751)    (2,805)     (946)     (413)     (207)     (206)     4,353      4,184        169
      Long-term borrowings               193        210       (17)      205       208        (3)     9,033        (21)     9,054
            Total interest expense    21,299     21,194       105     4,510     2,188     2,322     79,137     67,999     11,138

Net interest income                 $(13,695)  $(13,320)  $  (375)  $  (919)  $(3,375)  $ 2,456   $ (5,712)  $ (5,367)      (345)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



Introduction
Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-bank, multi-state holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. At September 30, 1995, Signet had assets of $11.1 billion and provided financial services through three principal subsidiaries: Signet Bank/ Virginia, headquartered in Richmond, Virginia; Signet Bank/Maryland, headquartered in Baltimore, Maryland; and Signet Bank N.A., headquartered in Washington, D.C.
          Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 244 banking offices, 252 automated teller machines and a 24-hour a day full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, specialized services for trust, leasing, asset based lending, cash management, real estate, insurance, consumer financing and an international operation concentrating on trade finance are offered. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater Virginia. Signet markets several of its products nationally.
          During  the  third  quarter  of  1995,  Signet  adopted  Statement  of
Financial Accounting Standards ("SFAS") No. 122, "Accounting For Mortgage Servicing Rights". The statement requires that a mortgage banking enterprise recognize internally originated rights to service mortgage loans sold to others as separate assets. Upon adoption, Signet recognized pre-tax income of approximately $3.7 million.
          Also during the three months ended September 30, 1995, Signet experienced higher charge-offs related to risk tests conducted for its "loan-by-check" product. These charge-offs were on loans generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used when Signet expands loan-by-check solicitations. Management expects consumer loan charge-offs to decline to more moderate levels once the loans from these solicitations have seasoned.
          On October 25, 1994, Signet filed an amended registration statement with the Securities and Exchange Commission which described plans to spin off Capital One Financial Corporation ("Capital One"). Under such plans, designated assets and liabilities of Signet Bank/ Virginia's credit card division, including all credit card servicing functions, a credit card securitization master trust and substantially all credit card accounts, were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts of cardholders in Signet's market area representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994 at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. Signet distributed all of the remaining common stock it held in Capital One to Signet stockholders in a tax-free distribution on February 28, 1995 ("the Spin-Off") at which time Signet and Capital One became independent companies.
          The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results to be attained for any other period. In addition to the discussion of consolidated information, PRO FORMA data is provided for the same periods where it was meaningful to discuss the Company's results excluding Capital One. Consolidated and PRO FORMA results are the same for the second and third quarters of 1995. PRO FORMA financial information is provided as supplementary financial data on pages 21 through 27.

EARNINGS ANALYSIS

Consolidated net income for the third quarter of 1995 was $30.1 million, or $. 50 per share, compared with $3.5 million, or $.05 per share, in the same quarter last year. The third quarter 1994 consolidated earnings were impacted by $82.6 million of special pre-tax charges for restructuring and for terminating certain data processing contracts. On a PRO FORMA basis, the third quarter 1995 net income increased 15% from $26.7 million or $.45 per share for the same three months last year, excluding restructuring charges. Consolidated net income for the first nine months of 1995 was $102.1 million or $1.71 per share compared with $107.0 million or $1.86 per share in the same period last year. Consolidated earnings for the nine months ended September 30, 1995, include the results of Capital One for the two months prior to the Spin-Off on February 28, 1995. On a PRO FORMA basis, net income for the first nine months of 1995 was $86.5 million, an increase of 44% from the $60.1 million earned in the first nine months of 1994 after adjusting for the restructuring charges.
          The return on assets (ROA) for the third quarter and nine months ended September 30, 1995 was 1.11% and 1.22%, respectively. This compares with .13% and 1.27% for the same respective periods last year. On a PRO FORMA basis, ROA for the first nine months of 1995 was 1.10%, up from .93% in 1994, excluding restructuring charges. The third quarter 1995 ROA of 1.11% fell from the PRO FORMA ROA of 1.23% for the same period in 1994, excluding restructuring charges, as average assets increased proportionally more than net income.
          The return on common stockholders' equity (ROE) for the third quarter and nine months ended September 30, 1995 was 14.51% and 15.64%, respectively. This compares with 1.29% and 13.89% for the same periods last year. On a PRO FORMA basis and excluding the 1994 restructuring charges, ROE for the first nine months of 1995 increased significantly from 9.80% in 1994 to 14.62% this year. The 14.51% ROE for the third quarter of 1995 also improved nearly 200 basis points from 12.56% (PRO FORMA and excluding restructuring charges) in the third quarter of 1994.

NET INTEREST INCOME

Taxable equivalent net interest income, a principal component of earnings, totaled $119.5 million for the quarter and $386.4 million for the nine months ended September 30, 1995. This was a 10% decrease from the same quarter and less than a 2% decline from the first nine months last year. On a PRO FORMA ba sis, taxable equivalent net interest income totaled $361.2 million for the nine months ended September 30, 1995. This compares with $92.6 million for the quarter and $259.7 million for the first nine months of last year, on a PR O FORMA basis, representing increases of 29% and 39% for the respective periods. PRO FORMA taxable equivalent net interest income increased in 1995 compared with 1994 due to strong growth in earning assets, particularly in the consumer loan portfolio.
          The net yield margin for the third quarter and nine months ended September 30, 1995 was 4.96% and 5.18%, respectively, down 53 basis points and 6 basis points from the same periods last year. On a PRO FORMA basis, the net yield margin was 5.17% for the nine months ended September 30, 1995. The net yield margin rose 6 basis points and 62 basis points, on a pro forma basis , from the third quarter and first nine months of last year, respectively. The increase in the pro forma net yield margin from 1994 was primarily due to yields on earning assets improving more quickly than the rise in funding costs. Table 3 analyzes the change in the net yield margin from the second quarter to the third quarter of 1995. An approximate basis point impact was calculated for each item noted. The decrease in net interest spread and net yield margin from the second quarter of 1995 was primarily due to a shift in the earning asset mix.
          Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To hedge against the resulting interest rate risk, Signet has entered into derivative transactions. At September 30, 1995, the notional values of the Company's derivative products for the purpose of hedging interest rate risk were $2.7 billion of interest rate swaps, $650 million of interest rate floors and $300 million of interest rate caps. Interest rate derivative products reduced the third quarter margin by 3 basis points compared with adding 5 basis points to the second quarter of 1995 net yield margin, primarily due to contracts maturing. The impact of these contracts fell from $ 1.3 million of income in the second quarter of 1995 to $.7 million of expense in the current quarter.


Table 3
SIGNET BANKING CORPORATION
ANALYSIS OF CHANGE IN NET YIELD MARGIN

                 Second Quarter 1995 versus Third Quarter 1995

Net Yield Margin for Second Quarter 1995                 5.14%
Higher average and lower yield on
    Commercial Loans                                    (0.09)
Decrease in derivative income                           (0.08)
Lower funding costs (excluding decrease in
    derivative income)                                   0.03
Change in mix and yield on remaining
    earning assets                                      (0.03)
Higher average and lower yield on Consumer
    Loans (Total On-Balance Sheet)                      (0.01)
Net Yield Margin for Third Quarter 1995                  4.96%


Provision and Allowance for Loan Losses
On a pro forma basis, the provision for loan losses was $8.7 million for the third quarter and $16.2 million for the first nine months of 1995. This compares with provision reversals of $5.2 million in the third quarter and $13 .1 million for the first nine months of 1994. The increase in provision was related to growth in the consumer loan portfolio. For the first nine months of 1995, pro forma net loan losses totaled $34.3 million, $13.9 million of which resulted from the bulk sale of real estate related loans in the second quarter for which there was already sufficient allowance. The sale was made as part of Signet's overall strategy to reduce its commercial real estate exposure. The remaining 1995 loan losses are principally due to a 73% increase in the average consumer loan portfolio in the first nine months of 1995 compared with the same period last year and higher charge-offs related to late 1994 loan-by-check risk tests. Management expects consumer loan charge-offs to decline to more moderate levels once the loans from these solicitations have seasoned. Excluding charge-offs related to the 1995 and 1994 sales of real estate related loans, loan losses for the first nine months of 1995 amounted to .47% of average loans which is a 40 basis points increase from the comparable period in 1994, on a pro forma basis.
          The allowance for loan losses at September 30, 1995 was $129.7 million, or 2.35% of net loans, compared with $156.8 million, or 3.32% of net loans, at September 30, 1994, on a pro forma basis, and $136.5 million, or 2.40% of net loans, at June 30, 1995. The decrease from September 30, 1994, on a pro forma basis, resulted primarily from a $3.1 million loan loss provision reversal in the fourth quarter of 1994, higher consumer loan charge-offs and charge-offs taken on real estate related loans during the past year, the majority of which were related to the real estate loan sale in the second quarter of 1995.
          To determine the appropriate level of allowance for loan losses, management identifies and examines on a monthly basis the commercial, real estate and large consumer loans warranting attention and reviews the creditworthiness of the borrower, the adequacy of underlying collateral and the impact of business and economic conditions upon the borrower.
          Beginning in 1995, Signet adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." In accordance with the SFAS No. 114, impaired loans are measured and reported based on the present value of the loan's collateral if the loan is collateral dependent. Impaired loans are specifically reviewed loans for which it is probable that the creditor will be unable to collect all amounts due according to the terms of the loan agreement. A valuation allowance is required to the extent that the measure of impaired loans is less than the recorded investment.
          SFAS No. 114 does not apply to large groups of homogeneous loans such as consumer installment and bank card loans, which are collectively evaluated for impairment. Smaller balance populations of commercial loans are also excluded from the application of SFAS No. 114. At September 30, 1995, Signet's loans that are considered to be impaired under SFAS No. 114 are comprised of $33.7 million of non-accrual loans for which the related allowance for credit losses is $9.8 million. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $28.6 million. Collateral dependent loans, which were measured at the fair value of the loan's collateral made up the majority of impaired loans at September 30, 1995.
          SFAS No. 118 allows a creditor to use existing methods for recognizing interest income on impaired loans. Interest receipts on impaired loans are applied in a manner consistent with Signet's policy for non-accrual loans. For the nine months ended September 30, 1995, no interest income was recorded on non-accrual loans. All interest receipts on impaired loans were applied to the principal.
          The consumer portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies. The remaining loan portfolio (unclassified commercial real estate loans) receives a general allocation deemed to be reasonably necessary to provide for losses based on the factors listed above and on migration analysis which traces loan risk ratings and related losses over time. Manage- ment believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.



Table 4
Signet Banking Corporation
Statement of Changes in Allowance For Loan Losses
(dollars in thousands)



                                                  Three Months Ended                      Nine Months Ended
                                                     September 30          June 30           September 30
                                                   1995         1994         1995         1995         1994
Balance at beginning of period                  $ 136,497    $ 245,764    $ 151,729    $ 220,519    $ 253,313
Additions to allowance charged to expense           8,681        3,000        4,250       20,111       11,498
Transfer to loans held for securitization/sale     (2,542)        (350)        (889)      (4,920)      (4,719)
Additions arising from acquisition                  3,327        3,327
Transfer to Capital One Financial Corporation     (68,516)
Loans charged off:
        Consumer                                    9,354        7,198        5,744       24,218       24,530
        Commercial *                                   77          626        1,413        1,918        8,686
        Real estate - construction                    683        8,831          389        1,080        8,831
        Real estate - mortgage *                    4,325       19,335       13,343       18,572       20,209
              Total loans charged off              14,439       35,990       20,889       45,788       62,256
Recoveries of loans previously charged off:
        Consumer                                      402        2,558          315        2,963        9,670
        Commercial                                    758          737        1,056        3,800        5,355
        Real estate - construction                    131        3,637          833        1,201        4,746
        Real estate - mortgage *                      184        2,676           92          302        4,425
              Total recoveries                      1,475        9,608        2,296        8,266       24,196
Net loans charged off                              12,964       26,382       18,593       37,522       38,060
Balance at end of period                        $ 129,672    $ 225,359    $ 136,497    $ 129,672    $ 225,359
Net loan losses (annualized) as a percentage
   of average loans:
        Consumer                                     1.64%        0.61%        0.92%        1.01%        0.62%
        Commercial                                  (0.10)       (0.02)        0.06        (0.10)        0.21
        Real estate                                  2.10         9.89         5.49         2.63         2.90
              Total                                  0.89%        1.74%        1.27%        0.79%        0.82%
Allowance for loan losses to net loans at end
   of period                                                                   2.40%        2.35%        3.46%

* Real estate - mortgage includes real estate - commercial mortgage and real estate - residential mortgage. Real estate- residential mortgage charge-offs and recoveries were not significant for the periods presented. Charge-offs related to the loan sale in the second quarter of 1995 were $13,897, of which $12,594 were real estate mortgage and $1,303 were commercial. Charge-offs related to the loan sale in the third quarter of 1994 were $21,012, of which $16,494 were real estate mortgage and $4,518 were real estate construction.

Non-Interest Income
Total non-interest income was $47.1 million in the third quarter of 1995, a decrease of $104.7 million from the third quarter of 1994 and a $4.2 million increase from the second quarter of 1995. The decrease from 1994 was caused by a sharp decline in credit card servicing and service charge income in 1995 due to the Spin-Off. On a pro forma basis, total non-interest income declined $8.1 million from the third quarter of 1994 primarily the result of a $4.9 million drop in credit card servicing and service charge income. During 1994, for pro forma purposes, the credit card portfolio was assumed to be entirely off-balance sheet which caused servicing income to be higher. The increase in non-interest income from the second quarter of 1995 was caused by growth in service charges on deposit accounts, a rise in trust income as Signet recorded fees for managing the recently acquired Blanchard funds and the adoption of SFAS No. 122 mentioned earlier. Mortgage servicing and origination fee income increased 10% from the second quarter this year to $6.0 million as a result of an increase in mortgage loan volume. An increase in mortgage servicing income from third quarter 1994 to third quarter 1995 more than offset a declin e in loan origination income. For the third quarter of 1995, Signet recorded trading gains of $1.8 million, a decline from $3.8 million of trading gains in the second quarter, but an improvement from $0.3 million of net gains recognized in the third quarter of 1994.

Non-Interest Expense
Total non-interest expense amounted to $109.5 million in the third quarter of 1995, a significant decline from $276.8 million in the third quarter of 1994. Decreases occurred in all categories as a result of the Spin-Off and the restructuring charges recorded in 1994. The number of full-time equivalent employees fell 36% from the third quarter of 1994 as a result of the Spin-Off, the displacement of approximately 750 employees during the latter half of 1994 and an early retirement program in which 225 employees participated. Total salary and employee benefits declined $29.1 million, or 34%, from the third quarter of 1994 to the third quarter of 1995. During the third quarter of 1995, Signet received a rebate of approximately $4.1 million on its FDIC assessment which reduced expenses further. On a pro forma basis, total non-interest expense declined slightly from the second quarter of this year's total of $111.4 million and decreased 3% from $112.6 million (excluding the restructuring charges) in the third quarter of 1994 as Signet continued efforts to reduce non-interest expense.
          Excluding Capital One, restructuring charges and foreclosed property expense for all periods, Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) for the third quarter of 1995 improved to 65.99% compared with 75.89% for the same quarter last year and 68.67% for the second quarter this year. The improvement in this ratio is primarily the result of strong revenue growth. The third quarter 1995 efficiency ratio is within the range that management set as a goa l to reach by the fourth quarter of 1995.


Table 5
Signet Banking Corporation (excluding Capital One)
Non-Interest Income and Expense
(in thousands)

                                                                         Three Months Ended                 Nine Months Ended
                                                                     September 30           June 30            September 30

                                                                   1995         1994          1995           1995           1994

Non-interest income:
    Service charges on deposit accounts                  $  17,732       $  16,234       $  17,212       $  51,415      $  50,037
    Credit card servicing and service charge income          2,511           7,379           1,633           6,695         20,002
    Trust income                                             6,430           4,747           5,212          16,534         14,417
    Mortgage servicing and origination                       5,985           4,117           5,445          15,592         14,363
    Other service charges and fees                           3,819           3,591           3,467          10,999         11,289
    Trading profits (losses)                                 1,806             343           3,816           8,015           (374)
    Gains (losses) on sale of mortgage loans                 2,422             (71)           (545)          1,877         (2,255)
    Gains on sale of mortgage servicing                      6,000             977             977           6,000
    Other                                                    5,658          12,690           5,475          14,010         40,256
        Non-interest operating income                       46,363          55,030          42,692         126,114        153,735
    Securities available for sale gains                        166             140             244             512          3,193
    Investment securities gains (losses)                       565              22               3             823             (1)
        Total non-interest income                        $  47,094       $  55,192       $  42,939       $ 127,449      $ 156,927

Non-interest expense:
    Salaries                                             $  45,792       $  48,078       $  43,668       $ 132,098      $ 142,254
    Employee benefits                                       10,517          12,360          12,076          36,291         41,269
        Total staff expense                                 56,309          60,438          55,744         168,389        183,523
        Occupancy                                            9,635          11,248           9,434          28,912         31,201
Supplies and equipment                                       9,384           8,019           8,715          26,657         24,937
    External data processing services                        6,868           8,236           6,748          19,826         20,636
    Travel and communications                                6,138           5,638           5,604          17,336         16,806
    Restructuring charge                                                    33,619                                         33,619
    Professional services                                    3,783           3,257           4,069          11,238         11,306
    Public relations, sales and advertising                  3,360           2,844           4,272          10,887         10,221
    FDIC assessment                                           (312)          4,242           4,139           7,965         12,381
    Credit and collection                                      760             694             265           1,097          1,870
    Foreclosed property - net                                   64             595            (556)             80          1,189
    Other                                                   13,518           7,433          13,010          39,942         23,106
        Total non-interest expense                       $ 109,507       $ 146,263       $ 111,444       $ 332,329      $ 370,795

Note:Other non-interest expense for the nine months ended September 30, 1995 included $2,018 of minority interest (net of income taxes) in Capital One Financial Corporation.

Table 6
Signet Banking Corporation
CONSOLIDATED AVERAGE BALANCE SHEET
(dollars in thousands)

                                                                        Three Months Ended
                                                                          September 30
                                                              1995                                1994
                                                Average      Income/    Yield/       Average     Income/   Yield/
                                                Balance      Expense     Rate        Balance     Expense    Rate
ASSETS
Earning assets (tax equivalent basis):*
  Interest bearing deposits with other banks  $     8,136    $    127    6.11%    $   243,888    $  2,851   4.57%
  Federal funds and resale agreements             469,512       7,166    5.97       1,003,048      11,602   4.53
  Trading account securities                      464,254       7,410    6.33         257,789       5,062   7.79
  Loans held for securitization                   425,543      11,561   10.87         554,738      13,181   9.50
  Loans held for sale                             312,734       7,785    9.74         127,542       2,270   6.96
  Securities available for sale                 1,712,148      31,946    7.30       1,157,308      16,124   5.45
  Investment securities - taxable                 230,852       4,190    7.26          20,984         311   5.93
  Investment securities - nontaxable              106,860       3,140   11.75         187,469       5,667  12.09
  Loans (net of unearned income):
     Consumer                                   2,182,724      60,296   10.98       3,046,722      82,777  10.82
     Commercial                                 2,747,241      54,598    7.88       2,149,870      41,220   7.61
     Real estate - construction                   230,364       6,080   10.33         229,590       5,306   9.04
     Real estate - commercial mortgage            423,622       9,971    9.34         564,423      13,389   9.41
     Real estate - residential mortgage           241,066       5,011    8.31          89,412       1,917   8.58
         Total loans                            5,825,017     135,956    9.26       6,080,017     144,609   9.44
Total earning assets                            9,555,056    $209,281    8.69%      9,632,783    $201,677   8.31%
Non-rate related assets:
  Cash and due from banks                         533,901                             501,289
  Allowance for loan losses                      (133,144)                           (241,813)
  Premises and equipment (net)                    174,691                             248,569
  Other assets                                    625,258                             830,622
Total assets                                  $10,755,762                         $10,971,450
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Deposits:
     Money market and interest checking       $ 1,037,342    $  6,794    2.60%    $ 1,012,616    $  5,842   2.29%
     Money market savings                       1,341,762      11,873    3.51       1,618,108      10,918   2.68
     Savings accounts                           1,315,832      12,785    3.85       1,042,726       8,656   3.29
     Savings certificates                       1,791,296      22,070    4.89       1,937,671      14,820   3.03
     Large denomination certificates              100,367       1,332    5.19         274,959       3,115   4.43
     Foreign                                      116,204       1,721    5.80         205,970       2,385   4.53
         Total interest bearing deposits        5,702,803      56,575    3.94       6,092,050      45,736   2.98
  Federal funds and repurchase agreements       2,201,617      28,900    5.14       1,470,682      14,882   3.96
  Other short-term borrowings                                                         304,970       3,751   4.81
  Long-term borrowings                            253,174       4,324    6.68         253,773       4,131   6.37
Total interest bearing liabilities              8,157,594    $ 89,799    4.37%      8,121,475    $ 68,500   3.35%
Non-interest bearing liabilities:
  Demand deposits                               1,557,185                           1,543,375
  Other liabilities                               216,792                             242,169
Common stockholders' equity                       824,191                           1,064,431
Total liabilities and stockholders' equity    $10,755,762                         $10,971,450
Net interest income/spread                                   $119,482    4.32%                   $133,177   4.96%
Interest income to average earning assets                                8.69%                              8.31%
Interest expense to average earning assets                               3.73                               2.82
Net yield margin                                                         4.96%                              5.49%

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.


                                                          Nine Months Ended
               June 30                                       September 30
                1995                            1995                             1994
   Average     Income/   Yield/    Average     Income/   Yield/     Average     Income/   Yield/
   Balance     Expense   Rate      Balance     Expense   Rate       Balance     Expense   Rate
$    22,799   $    358   6.21%   $    42,739   $  1,923   5.93%   $   250,754   $  8,374   4.40%
    532,922      8,232   6.11        678,648     30,707   5.97        823,814     25,226   4.04
    553,080      8,936   6.48        478,617     23,064   6.44        272,145     15,449   7.59
    153,300      6,420  16.75        242,858     22,186  12.18        552,329     38,904   9.39
    234,107      5,858   9.90        214,652     15,122   9.29        231,268     11,146   6.36
  1,679,836     31,412   7.40      1,657,709     91,201   7.25      1,425,643     56,788   5.25
    235,514      4,257   7.23        229,777     12,393   7.19         22,916      1,003   5.84
    146,867      4,391  11.96        136,926     12,247  11.93        203,961     18,543  12.12

  2,349,345     62,068  10.59      2,819,625    239,998  11.37      3,172,924    238,763  10.03
  2,553,554     51,058   8.02      2,555,956    152,790   7.99      2,133,242    122,309   7.67
    217,685      5,628  10.23        218,701     16,862  10.17        261,718     15,795   7.96
    480,112     11,998  10.02        474,337     34,908   9.84        572,674     36,793   8.59
    236,107      5,074   8.60        227,486     14,364   8.42         78,743      5,247   8.88
  5,836,803    135,826   9.33      6,296,105    458,922   9.75      6,219,301    418,907   9.01
  9,395,228   $205,690   8.78%     9,978,031   $667,765   8.95%    10,002,131   $594,340   7.94%

    509,633                          516,299                          496,765
   (144,407)                        (157,777)                        (247,634)
    164,536                          189,071                          237,224
    561,476                          660,074                          771,338
$10,486,466                      $11,185,698                      $11,259,824



$ 1,031,701   $  6,939   2.70%   $ 1,027,833   $ 19,874   2.59%   $ 1,018,734   $ 16,999   2.23%
  1,346,920     11,704   3.49      1,363,374     35,535   3.48      1,662,027     33,617   2.70
  1,255,593     11,800   3.77      1,253,802     35,312   3.77        978,809     23,355   3.19
  1,876,689     20,747   4.43      1,872,103     59,964   4.28      1,981,775     41,863   2.82
     92,660      1,186   5.06        227,757     10,218   5.92        316,045      9,974   4.16
    146,829      2,235   6.02        115,709      5,209   5.94        227,651      6,678   3.87
  5,750,392     54,611   3.81      5,860,578    166,112   3.79      6,185,041    132,486   2.86
  1,950,959     26,146   5.30      1,982,044     78,744   5.24      1,697,530     46,619   3.62
     30,098        413   5.43        305,599     15,302   6.60        304,563     10,949   4.74
    253,427      4,119   6.43        402,331     21,213   6.95        255,332     12,180   6.29
  7,984,876   $ 85,289   4.28%     8,550,552   $281,371   4.40%     8,442,466   $202,234   3.20%

  1,497,770                        1,513,752                        1,554,188
    210,092                          248,814                          233,420
    793,728                          872,580                        1,029,750
$10,486,466                      $11,185,698                      $11,259,824
              $120,401   4.50%                 $386,394   4.55%                 $392,106   4.74%
                         8.78%                            8.95%                            7.94%
                         3.64                             3.77                             2.70
                         5.14%                            5.18%                            5.24%



         In the third quarter of 1994, Signet recorded a $43.2 million restructuring charge related to a comprehensive plan for reducing costs and increasing revenue in order to enhance its competitive position. As of September 30, 1995, the amounts actually paid and charged against the restructuring liability were approximately $6.5 million for severance payments to approximately 650 employees, $2.5 million for payments made under the early retirement program and approximately $6.2 million for lease termination and other facilities related costs. The remaining liability of $28 .0 million is primarily comprised of accrued retiree medical and pension benefits and accrued facilities related costs.

Income Taxes
Signet recorded income tax expense of $15.7 million for the third quarter of 1995 compared with a tax benefit of $1.2 million for the third quarter of 1994, on a pro forma basis, and $15.0 million for the second quarter of this year. The tax benefit in the third quarter of 1994 was principally due to tax-exempt income exceeding the pre-tax income as a result of the restructuring charges. The effective tax rate for the second and third quarters of 1995 was 34%.

FINANCIAL CONDITION  (on a pro forma basis)
Earning assets averaged $9.6 billion for the third quarter and $9.3 billion for the first nine months of 1995, an increase of 23% and 22% from the same respective periods last year. Average investment securities rose $129 million and average securities available for sale were up $555 million from the prior year's third quarter. Loans held for securitization averaged $426 million for the third quarter of 1995. These assets were reclassified from the loan category in anticipation of securitizations. There were no loans held for securitization in the third quarter of last year. Total loans averaged $5.8 billion for the quarter, reflecting a 30% rise from the third quarter of 1994. Average consumer loans increased 49% to $2.2 billion as a result of the growth in student and installment loans. The on-balance sheet average consumer loan portfolio increased 89% to $2.8 billion from the 1994 third quarter. This amount includes the consumer loan portfolio, loans held for securitization and loans held for sale. Average real estate-construction loans remained level at $230 million. Average real estate-commercial mortgage loans declined 25% to $424 million. Real estate-residential mortgages were up 170% to $241 million as a result of loans acquired from Pioneer Financial Corporation and management's decision to retain rather than sell a portion of the mortgages originated by Signet. The sale of real estate related loans in the third quarter of 1994 and second quarter of 1995 primarily impacted the real estate-construction and real estate-commercial mortgage loan categories. The yield on earning assets was 8.69% for the third quarter of 1995 down from 8.78% for the second quarter this year due to a shift in the mix of earning assets.

     Average interest bearing liabilities totaled $8.2 billion in the third quarter and $8.0 billion for the first nine months of 1995, up 37% and 31% from the same respective periods of 1994. Money market savings declined $276 million, or 17%, and savings certificates decreased $146 million, or 8%, from the same quarter last year. Deposit categories experiencing increases from the same quarter last year included money market and interest checking up $25 million and savings accounts up $273 million, or 26%. Average core deposits fell $111 million, or less than 2%, when comparing third quarter of 1995 with the same
quarter  last  year.   Purchased   funds,   which  include  large   denomination
certificates, foreign deposits, federal funds and repurchase agreements and other short-term and long-term borrowings, averaged $2.7 billion for the 1995 third quarter, up $19 7 million from the second quarter of 1995. The average rate on interest bearing liabilities was 4.37% for the third quarter of 1995 compared with 4.28% for the second quarter this year, an increase of 9 basis points, which was generally the due to a decline in derivative income.

CONSUMER LOAN GROWTH
In 1994, Signet expanded its use of information-based strategies to all types of consumer loans, which significantly increased growth. This technique involves generating a data base of creditworthy customers for particular products and then following up with direct-mail solicitations. Much of the growth was in a new loan product, "loan-by-check". Customers who receive a direct-mail solicitation are offered installment loans in the form of a check.
To activate the loan, the customer endorses the note and deposits the check. Signet is also applying information-based strategies to home equity, student and small business loans. Solicita- tions in these areas are mostly in the preliminary testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically feasible for the Company. As a result of these solicitations, loans are growing at a strong pace. From September 30, 1994 to September 30, 1995, the student loan portfolio (including $300 million in student loans held for securitization) increased $211 million; the installment loan portfolio (including $165 million in loans held for sale) grew $636 million; and the home equity loan portfolio (including $450 million in loans held for securitization) was up $53 million. The managed consumer loan portfolio, which includes securitized receivables, increased by $725 million, or 37%, from September 30, 1994, on a pro forma basis, and by $125 million, or 5%, from June 30, 1995.


Table 7
Signet Banking Corporation
Non-performing Assets and Past Due Loans
(dollars in thousands)


                                                                        September 30        June 30    December 31
                                                                      1995        1994        1995         1994
Non-accrual loans:
        Commercial                                                $  8,595     $ 16,361    $ 10,785    $ 10,548
        Consumer                                                     1,039        1,518       1,434       1,708
        Real estate - construction                                   3,471        9,080       4,116       5,490
        Real estate - mortgage *                                    25,043        9,064      29,587       7,310
              Total non-accrual loans                               38,148       36,023      45,922      25,056
Restructured loans:
        Commercial                                                   1,184
        Real estate - construction                                   1,000        1,000
              Total restructured loans                               2,184        1,000
              Total non-performing loans                            38,148       38,207      45,922      26,056
Foreclosed properties                                               13,356       28,213      11,525      22,480
Less foreclosed property reserve                                      (563)
              Total foreclosed properties                           13,356       27,650      11,525      22,480
              Total non-performing assets                         $ 51,504     $ 65,857    $ 57,447    $ 48,536
Percentage to loans (net of unearned) and
   foreclosed properties                                              0.93%        1.01%       1.01%       0.61%

Allowance for loan losses to:
        Non-performing loans                                        339.92       589.84      297.24      846.32
        Non-performing assets                                       251.77       342.19      237.60      454.34

Accruing loans past due 90 days or more                           $ 66,232     $ 62,626    $ 54,538    $ 65,333

*Real estate - mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate - residential mortgage non-accrual loans were not significant for the periods presented.


RISK ELEMENTS
Non-performing assets include non-accrual loans, restructured loans and foreclosed properties. Non- performing assets declined $5.9 million or 10% in the third quarter of 1995. Non-performing assets represented 0.93% of total loans and foreclosed properties at September 30, 1995, down from 1.01% and 1.39% at June 30, 1995 and September 30, 1994, on a pro forma basis, respectively. The allowance for loan losses equaled 340% of non-performing loans at September 30, 1995, up from 297% at June 30, 1995 and down from 411% at September 30, 1994, on a pro forma basis. The ratio of the allowance to non-performing assets rose to 252% at September 30, 1995 from 238% at June 30, 1995 and September 30, 1994, on a pro forma basis.

     Foreclosed properties totaled $13.4 million at the end of the third quarter of 1995, down from $22.5 million at the previous year-end, and were equal to 26% of total non-performing assets and 32% of non-performing real estate assets. In accordance with Statement No. 114, a loan is classified as foreclosed property when possession has been taken of the collateral, regardless of whether formal foreclosure proceedings have taken place.

          Accruing loans which are contractually past due 90 days or more as to principal or interest payments totaled $66.2 million at September 30, 1995. This is a 21% increase from the $54.5 million level as of June 30, 1995, and represents a 47% increase from the $45.1 million reported at September 30, 1994, on a pro forma basis. The September 30, 1995 total was comprised of $47.3 million of consumer loans (of which $28.1 million were student loan delinquencies, which are indirectly government guaranteed and do not represent material loss exposure, and $5.1 million of credit card loans); $14.6 million of mortgage loans; $3.9 million of commercial loans; and $.4 million of construction loans.

STOCKHOLDERS' EQUITY DATA

At September 30, 1995, stockholders' equity totaled $842 million, an increase of 13% from the December 31, 1994 level of $744 million, on a pro forma basis. Approximately $383 million of Signet's stockholders' equity transferred to Capital One in connection with the Spin-Off. The Company's total stockholders' equity to assets ratio was 7.59% at September 30, 1995, slightly lower than the 7.70% at June 30, 1995 but higher than the 7.54% at December 31, 1994, on a pro forma basis. Signet's risk-adjusted capital ratios at September 30, 1995 remained strong at 9.91% and 12.68% for Tier I and Total Capital, respectively. The leverage ratio is calculated by dividing Tier I Capital by the current quarter's total average assets less goodwill and other disallowed intangibles. Signet's leverage ratio at September 30, 1995 was 7.06% down from 7.20% at June 30, 1995. For most corporations, including Signet, the minimum leverage ratio is 3% plus an additional cushion of 100 to 200 basis points depending upon risk profiles and other factors. At September 30, 1995, all three of Signet's banking subsidiaries met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.

Table 8
Signet Banking Corporation
Selected Capital Data
(dollars in thousands)


                                                          September 30           December 31
                                                      1995           1994           1994
Qualifying common stockholders' equity            $  815,149     $ 1,098,911     $ 1,237,453
Less goodwill and other disallowed intangibles       (60,553)        (44,014)        (44,581)
        Total Tier I capital                         754,596       1,054,897       1,192,872
Qualifying debt                                      115,334         166,400         165,800
Qualifying allowance for loan losses                  95,587         105,237         119,812
        Total Tier II capital                        210,921         271,637         285,612
        Total risked-based capital                $  965,517     $1,326,534     $  1,478,484
Total risk-adjusted assets                        $7,612,866     $8,298,825     $  9,484,219
Ratios:
Tier I capital                                          9.91%          12.71%          12.58%
Total risk-based capital                               12.68           15.98           15.59
Tier I leverage                                         7.06            9.65            9.90
Tangible Tier I leverage                                6.64            9.30            9.57
Total stockholders' equity to assets                    7.59            9.81            8.60
Common dividend payout ratio (year-to-date)            34.50           40.32           38.61
Book value per share                             $     14.27     $     18.52    $      18.96


INTEREST RATE SENSITIVITY AND LIQUIDITY
Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, the core banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Impr oved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ALCO routinely uses derivatives, such as interest rate swaps, to help insulate the Company against the possibility of sudden changes in interest rates.

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

          Asset liquidity is generally provided by interest bearing deposits with other banks, Federal funds sold and securities purchased under resale agreements, trading account securities, loans held for securitization, loans held for sale and securities available for sale. This group of interest-earning assets totaled $4.1 billion, or 41% of earning assets at September 30, 1995. The loan portfolio is a secondary source of asset liquidity. Liability liquidity is measured by the Company's ability to obtain funds at favorable rates and in adequate amounts. Core deposits are the largest and most important funding source. These deposits totaled 121% of total loans as of September 30, 1995. Purchased funds consisted primarily of funds from local customers which are considered to be less volatile than other purchased liabilities and repurchase agreements. For the first nine months of 1995, cash and cash equivalents decreased by $1.1 billion primarily as a result of a sharp decline in Federal funds sold and securities purchased under resale agreements. Cash used by operations was $547 million for this time period resulting mainly from the increase in other assets. Cash used by investing activities amounted to $2.3 billion principally due to the increase in securities available for sale. Cash provided by financing activities amounted to $1.7 billion principally related to financing Capital One prior to the Spin-Off.

                          Supplemental Financial Data
               Signet Banking Corporation (Excluding Capital One)

          On February 28, 1995, Signet Banking Corporation ("Signet") spun off Capital One Financial Corporation ("Capital One"). The supplemental financial data which follows portrays Signet's financial position and the results of operations on a pro forma basis, for the periods prior to February 28, 1995. Amounts related to Capital One were subtracted from the Signet totals and were computed as follows: actual interest income, an allocation for funding (interest expense) when Capital One operated as a division of Signet Bank/Virginia (prior to November 22, 1994) and actual interest expense for the period thereafter, and actual non-interest income and non-interest expense. Overhead expenses, allocable to Capital One prior to November 22, 1994, were not subtracted since the major portion of these predominantly fixed expenses remain with Signet Bank. These expenses were added to non-inter est income to reflect the intercompany allocation to Capital One.


Signet Banking Corporation (excluding Capital One)
Selected Quarterly Financial Information
(dollars in thousands - except per share)


                                                                   3rd Qtr        2nd Qtr      1st Qtr      4th Qtr        3rd Qtr
                                                                     1995          1995          1995         1994           1994
Earnings
        Net interest income (taxable equivalent)              $    119,482  $    120,401  $    121,344  $     99,009  $     92,621
        Net interest income                                        116,944       117,446       118,082        95,561        89,166
        Net income                                                  30,143        29,686        26,706        17,621         4,456
        Net income excluding restructuring charges (1)              30,143        29,686        26,706        23,857        26,308

Per Common Share
        Net income                                            $       0.50  $       0.50  $       0.45  $       0.31  $       0.07
        Net income excluding restructuring charges (1)                0.50          0.50          0.45          0.42          0.45
        Book value (2)                                               14.27         13.90         13.15         12.69         18.52

At Period-end
        Earning assets                                        $  9,911,356  $  9,514,318  $  9,337,761  $  8,824,793  $  7,774,290
        Loans (net of unearned income)                           5,509,437     5,684,427     5,647,599     5,695,722     4,720,418
        Core Deposits                                            7,173,040     7,106,437     7,113,166     7,164,587     7,239,642
        Number of common stockholders                               15,134        15,259        15,374        15,503        15,462
        Full-time employees                                          3,900         3,743         3,759         3,723         4,154
        Part-time employees                                          1,049         1,133         1,029           987           967

Ratios
        Return on average assets                                      1.11          1.14          1.06          0.74          0.21%
        Return on average common stockholders' equity (2)            14.51         15.00         14.34          8.61          2.13
        Efficiency ratio excluding restructuring charges (3)         65.99         68.67         69.95         77.46         75.89
        Net interest spread                                           4.32          4.50          4.83          4.07          4.26
        Net yield margin                                              4.96          5.14          5.42          4.73          4.90
        Total stockholders' equity to assets (2)                      7.59          7.70          7.36          7.54          9.58

Average Shares Outstanding                                      60,145,919    59,668,541    59,142,042    58,927,134    57,898,078

Credit Quality Data
        Non-performing assets                                 $     51,504  $     57,447  $     41,597  $     48,536  $     65,857
        Accruing loans past due 90 days or more                     66,232        54,538        42,919        40,572        45,080
        Net charge-offs (4)                                         12,965        18,593         2,775         1,707        21,570
        Allowance for loan losses to:
              Non-performing loans                                  339.92        297.24        574.88        583.37        410.51%
              Non-performing assets                                 251.77        237.60        364.76        313.18        238.16
              Net loans                                               2.35          2.40          2.69          2.67          3.32
        Non-performing assets to loans and
              foreclosed properties                                   0.93          1.01          0.74          0.85          1.39
        Net loan losses to average loans                              0.89          1.27          0.19          0.14          1.92

(1) The third and fourth quarters of 1994 included $33.6 million and $9.6 million of restructuring charges, respectively.

(2) Historically, Signet Banking Corporation ("SBK") allocated Division Equity to Capital One Financial Corporation ("COF") for preparing financial statements of COF. On September 30, 1994, SBK allocated $240,195 to COF. On November 22, 1994, SBK actually transferred $357,825 to COF.

(3) The efficiency ratio has been adjusted to exclude restructuring charges, foreclosed property expense and one-time spin-off expenses.

(4) The second quarter of 1995 and the third quarter of 1994 included approximately $13.9 million and $20.6 million, respectively, of charge-offs related to the sale of approximately $55.0 million and $101.5 million, respectively, of real estate related loans for which there was sufficient allowance.

SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
QUARTERLY AVERAGE BALANCE SHEET TREND
(IN THOUSANDS)



Three Months Ended
                                                      9/30/95      6/30/95         3/31/95         12/31/94        9/30/94
ASSETS
 Earning Assets
     Interest bearing deposit with other banks  $      8,136   $     22,799   $     89,749   $    247,233   $    243,888
     Federal funds sold and resale agreements        469,512        532,922        812,447      1,230,529      1,003,048
     Trading account securities                      464,254        553,080        418,011        309,084        257,789
     Loans held for securitization                   425,543        153,300          1,667
     Loans held for sale                             312,734        234,107         94,718        110,040        127,541
     Securities available for sale                 1,712,148      1,679,836      1,494,844      1,037,842      1,157,308
     Investment securities - taxable                 230,852        235,514        214,027        191,270         20,984
     Investment securities - nontaxable              106,860        146,867        157,609        177,261        187,469
     Loans (net of unearned income)
       Consumer                                    2,182,724      2,349,345      2,505,854      1,913,217      1,464,321
       Commercial                                  2,747,241      2,553,554      2,362,850      2,194,675      2,149,870
       Real estate - construction                    230,364        217,685        207,805        212,661        229,590
       Real estate mortgage - commercial             423,622        480,112        520,340        524,541        564,423
       Real estate mortgage - residential            241,066        236,107        204,888        154,567         89,412
          Total Loans                              5,825,017      5,836,803      5,801,737      4,999,661      4,497,616
          Total earning assets                     9,555,056      9,395,228      9,084,809      8,302,920      7,495,643
Non-rate related assets:
    Cash and due from banks                          533,901        509,633        503,217        485,718        500,352
    Allowance for loan losses                       (133,144)      (144,407)      (151,757)      (156,150)      (170,879)
    Premises and equipment (net)                     174,691        164,536        160,217        184,648        186,738
    Other assets                                     625,258        561,476        598,458        587,877        502,227
           Total Assets                         $ 10,755,762   $ 10,486,466   $ 10,194,944   $  9,405,013   $  8,514,081
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
    Deposits:
       Money market and interest checking       $  1,037,342   $  1,031,701   $  1,014,201   $  1,027,081   $  1,012,616
       Money market savings                        1,341,762      1,346,920      1,402,102      1,489,537      1,618,108
       Savings accounts                            1,315,832      1,255,593      1,188,584      1,138,532      1,042,726
       Savings certificates                        1,791,296      1,876,689      1,943,788      1,981,963      1,937,671
       Large denomination certificates               100,367         92,660        123,864        126,316        100,199
       Foreign                                       116,204        146,829         83,737        263,810
            Total interest bearing deposits        5,702,803      5,750,392      5,756,276      6,027,239      5,711,320
Federal funds and repurchase agreements            2,201,617      1,950,959      1,512,558        269,945
Other short-term borrowings                           30,098        195,275        294,721
Long-term borrowings                                 253,174        253,427        253,596        253,685        253,773
            Total interest bearing liabilities     8,157,594      7,984,876      7,717,705      6,845,590      5,965,093
Non-interest bearing liabilities
    Demand deposits                                1,557,185      1,497,770      1,515,423      1,536,099      1,543,375
    Other liabilities                                216,792        210,092        206,520        211,256        174,840
Common stockholders' equity                          824,191        793,728        755,296        812,068        830,773
            Total Liabilities &
              Stockholders' Equity              $ 10,755,762   $ 10,486,466   $ 10,194,944   $  9,405,013     $8,514,081

Signet Banking Corporation (excluding Capital One)
Quarterly Income Trend
(in thousands)

                                                                                Three Months Ended
                                                           9/30/95   6/30/95     3/31/95   12/31/94     9/30/94
Interest income:
Loans, including fees:
Consumer                                                 $  60,296  $  62,068   $  70,095  $  46,254   $  34,054
Commercial                                                  53,703     50,358      46,365     42,337      40,539
Real estate - construction                                   6,080      5,628       5,152      5,203       5,298
Real estate - commercial mortgage                            9,358     11,276      12,131     12,651      12,707
Real estate - residential mortgage                           5,011      5,074       4,279      3,152       1,917
      Total loans, including fees                          134,448    134,404     138,022    109,597      94,515
Interest bearing deposits with other banks                     127        358       1,316      3,067       2,851
Federal funds sold and resale agreements                     7,166      8,232      12,029     17,053      11,602
Trading account securities                                   7,410      8,936       6,718      6,038       5,062
Loans held for securitization                               11,561      6,420          73
Loans held for sale                                          7,785      5,858       1,479      1,864       2,270
Securities available for sale                               31,963     31,342      26,512     15,928      15,949
Investment securities - taxable                              4,190      4,257       3,811      3,302         311
Investment securities - nontaxable                           2,093      2,928       3,139      3,560       3,756
                    Total interest income                  206,743    202,735     193,099    160,409     136,316
Interest expense:
        Money market and interest checking                   6,794      6,939       6,141      6,124       5,842
        Money market savings                                11,873     11,704      11,958     10,954      10,918
        Savings accounts                                    12,785     11,800      10,727     10,106       8,656
        Savings certificates                                22,070     20,747      17,147     19,514      16,468
        Large denomination certificates                      1,332      1,186       1,529      2,143       1,135
        Foreign                                              1,721      2,235       1,253      3,393
                    Total interest on deposits              56,575     54,611      48,755     52,234      43,019
Securities sold under repurchase agreements                 14,689     13,880      11,732
Federal funds purchased                                     14,211     12,266       7,294      3,213
Other short-term borrowings                                    413      2,762       4,896
Long-term borrowings                                         4,324      4,119       4,474      4,505       4,131
                    Total interest expense                  89,799     85,289      75,017     64,848      47,150
Net interest income                                        116,944    117,446     118,082     95,561      89,166
Provision for loan losses                                    8,681      4,250       3,251     (3,133)     (5,162)
Net interest income after provision for loan losses        108,263    113,196     114,831     98,694      94,328
Non-interest income:
        Service charges on deposit accounts                 17,732     17,212      16,471     16,104      16,234
        Credit card servicing and service charge income      2,511      1,633       2,551      6,832       7,379
        Trust income                                         6,430      5,212       4,892      5,025       4,747
        Other                                               19,690     18,635      13,145     13,509      26,670
                    Non-interest operating income           46,363     42,692      37,059     41,470      55,030
        Securities available for sale gains                    166        244         102        220         140
        Investment securities gains                            565          3         255         47          22
                    Total non-interest income               47,094     42,939      37,416     41,737      55,192
Non-interest expense:
        Salaries                                            45,792     43,668      42,638     43,962      48,078
        Employee benefits                                   10,517     12,076      13,698      8,770      12,360
        Occupancy                                            9,635      9,434       9,843     10,668      11,248
        Supplies and equipment                               9,384      8,715       8,558      9,108       8,019
        External data processing services                    6,868      6,748       6,210      7,024       8,236
        Travel and communications                            6,138      5,604       5,594      5,952       5,638
        Restructuring charges                                9,593     33,619
        Foreclosed property - net                               64       (556)        572     (1,888)        595
        Other                                               21,109     25,755      24,265     24,325      18,470
                    Total non-interest expense             109,507    111,444     111,378    117,514     146,263
Income before income taxes (benefit)                        45,850     44,691      40,869     22,917       3,257
Applicable income taxes (benefit)                           15,707     15,005      14,163      5,296      (1,199)
Net income                                               $  30,143  $  29,686   $  26,706  $  17,621   $   4,456

SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
STATEMENT OF CONSOLIDATED INCOME
(IN THOUSANDS)
                                                            Nine Months Ended
                                                              September 30
                                                            1995        1994
INTEREST INCOME:
  Loans, including fees:
     Consumer                                             $192,459    $ 82,316
     Commercial                                            150,426     120,858
     Real estate - construction                             16,860      15,774
     Real estate - commercial mortgage                      32,765      34,869
     Real estate - residential mortgage                     14,364       5,247
        Total loans, including fees                        406,874     259,064
Interest bearing deposits with other banks                   1,801       8,374
Federal funds sold and resale agreements                    27,427      25,226
Trading account securities                                  23,064      15,449
Loans held for securitization                               18,054
Loans held for sale                                         15,122      11,146
Securities available for sale                               89,817      56,185
Investment securities - taxable                             12,258       1,003
Investment securities - nontaxable                           8,160      12,283
        Total interest income                              602,577     388,730
INTEREST EXPENSE:
  Money market and interest checking                        19,874      16,999
  Money market savings                                      35,535      33,617
  Savings accounts                                          35,312      23,355
  Savings certificates                                      59,964      46,838
  Large denomination certificates                            4,047       5,239
  Foreign                                                    5,209       1,029
        Total interest on deposits                         159,941     127,077
  Securities sold under repurchase agreements               40,301
  Federal funds purchased                                   33,771
  Other short-term borrowings                                3,175
  Long-term borrowings                                      12,917      12,180
        Total interest expense                             250,105     139,257
Net interest income                                        352,472     249,473
Provision for loan losses                                   16,182     (13,096)
Net interest income after provision for loan losses        336,290     262,569
NON-INTEREST INCOME:
  Service charges on deposit accounts                       51,415      50,037
  Credit card servicing and service charge income            6,695      20,002
  Trust income                                              16,534      14,417
  Other                                                     51,470      69,279
        Non-interest operating income                      126,114     153,735
  Securities available for sale gains                          512       3,193
  Investment securities gains                                  823          (1)
        Total non-interest income                          127,449     156,927
NON-INTEREST EXPENSE:
  Salaries                                                 132,098     142,254
  Employee benefits                                         36,291      41,269
  Occupancy                                                 28,912      31,201
  Supplies and equipment                                    26,657      24,937
  External data processing services                         19,826      20,636
  Travel and communications                                 17,336      16,806
  Restructuring charges                                                 33,619
  Foreclosed property - net                                     80       1,189
  Other                                                     71,129      58,884
        Total non-interest expense                         332,329     370,795
Income before income taxes                                 131,410      48,701
Applicable income taxes                                     44,875      10,479
Net income                                                $ 86,535    $ 38,222

Signet Banking Corporation (excluding Capital One)
Quarter-end Balance Sheet Trend
(in thousands)


                                                               9/30/95         6/30/95        3/31/95       12/31/94        9/30/94
ASSETS
        Cash and due from banks                            $    498,193   $    529,205   $    541,946   $    437,867   $    451,079
        Interest bearing deposits with other banks                1,712         14,610         33,523        342,795        239,274
        Federal funds sold and resale agreements                425,305        638,641        772,865        835,821      1,090,348
        Trading account securities                              464,950        439,737        490,266        353,040        279,245
        Loans held for securitization                           750,000        450,300        150,000
        Loans held for sale                                     267,535        259,372        159,224         69,506        128,613
        Securities available for sale                         2,195,180      1,651,554      1,692,387      1,142,626      1,113,371
        Investment securities                                   297,237        375,677        391,897        385,283        203,021
        Loans (net of unearned income)
              Consumer                                        1,776,434      2,116,882      2,229,957      2,384,178      1,618,995
              Commercial                                      2,982,401      2,820,339      2,577,674      2,472,620      2,282,334
              Real estate - construction                        237,271        227,531        211,097        209,183        218,500
              Real estate mortgage - commercial                 406,102        433,701        505,717        526,956        532,391
              Real estate mortgage - residential                248,145        224,433        225,477        191,508        133,084
        Gross loans                                           5,650,353      5,822,886      5,749,922      5,784,445      4,785,304
        Less:  Unearned income                                 (140,916)      (138,459)      (102,323)       (88,723)       (64,886)
                  Allowance for loan losses                    (129,672)      (136,497)      (151,729)      (152,003)      (156,843)
                          Net loans                           5,379,765      5,547,930      5,495,870      5,543,719      4,563,575
        Premises and equipment (net)                            180,549        166,731        160,672        159,031        202,714
        Interest receivable                                      98,000         90,190         75,082         83,942         70,484
        Other assets                                            534,689        458,370        513,994        505,053        457,403
                          Total Assets                     $ 11,093,115   $ 10,622,317   $ 10,477,726   $  9,858,683   $  8,799,127

LIABILITIES
        Non-interest bearing deposits                      $  1,603,922   $  1,647,309   $  1,533,797   $  1,537,702   $  1,592,825
        Interest bearing deposits:
              Money market and interest checking              1,064,412      1,038,959      1,023,532      1,050,176      1,011,484
              Money market savings                            1,337,665      1,319,829      1,382,105      1,453,629      1,500,611
              Savings accounts                                1,338,824      1,291,289      1,224,393      1,170,990      1,095,370
              Savings certificates                            1,828,217      1,809,051      1,949,339      1,952,090      2,039,352
              Large denomination certificates                    99,890         99,020        100,987        168,853        216,428
              Foreign                                            80,318         96,084        183,337          9,225         85,242
                          Total interest bearing deposits     5,749,326      5,654,232      5,863,693      5,804,963      5,948,487
                          Total deposits                      7,353,248      7,301,541      7,397,490      7,342,665      7,541,312
        Securities sold under repurchase agreements           1,153,479      1,229,433      1,202,629        875,458
        Federal funds purchased                               1,285,918        816,946        521,295        195,005
        Other short-term borrowings                             105,408        201,619
        Long-term borrowings                                    253,129        253,222        253,550        253,641        253,729
        Interest payable                                         23,455         18,030         26,047         21,814         28,036
        Other liabilities                                       181,514        185,140        199,831        224,659        133,159
                          Total liabilities                  10,250,743      9,804,312      9,706,250      9,114,861      7,956,236
STOCKHOLDERS' EQUITY
        Common Stock                                            295,244        294,175        293,298        293,184        292,389
        Capital Surplus                                         197,911        195,899        193,986        198,869        195,704
        Retained Earnings                                       349,217        327,931        284,192        251,769        354,798
                          Total stockholders' equity            842,372        818,005        771,476        743,822        842,891
                          Total Liabilities and
                                Stockholders' Equity       $ 11,093,115   $ 10,622,317   $ 10,477,726   $  9,858,683   $  8,799,127


SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
MANAGED CONSUMER LOAN PORTFOLIO
(IN THOUSANDS

                                                                                 Three Months Ended
                                                   SEPTEMBER 30       June 30        March 31       December 31     September 30
                                                       1995            1995            1995            1994             1994
AVERAGE BALANCES:
  Student loans                                     $  645,145      $  922,956      $  889,679      $  789,483      $  657,822
  Installment loans                                    730,186         651,052         634,387         408,033         251,955
  Home equity loans                                    525,232         519,498         516,265         497,523         473,384
  Credit card                                          195,115         160,381         366,453         122,284
  Other loans                                           87,046          95,458          99,070          95,894          81,160
Sub-total average consumer loan portfolio            2,182,724       2,349,345       2,505,854       1,913,217       1,464,321
  Consumer loans held for sale                         163,082         133,163           1,131
  Credit card loans held for securitization            120,652         150,003           1,667
  Home equity loans held for securitization              4,891
  Student loans held for securitization                300,000           3,297
Total average on-balance sheet portfolio             2,771,349       2,635,808       2,508,652       1,913,217       1,464,321
Securitized consumer loans                             195,390         266,493         374,583         379,538         320,000
Less loans that may be sold to Capital One            (374,960)       (424,437)       (537,726)       (184,974)
Total average managed consumer loan portfolio       $2,591,779      $2,477,864      $2,345,509      $2,107,781      $1,784,321

PERIOD-END BALANCES:
  Student loans                                     $  675,348      $  636,925      $  906,271      $  848,099      $  764,505
  Installment loans                                    753,631         693,517         577,330         577,105         282,769
  Home equity loans                                     89,843         524,625         512,175         511,947         486,874
  Credit card                                          197,419         167,792         136,782         339,270
  Other loans                                           60,193          94,023          97,399         107,757          84,847
Sub-total period-end consumer loan portfolio         1,776,434       2,116,882       2,229,957       2,384,178       1,618,995
  Consumer loans held for sale                         165,205         157,289         101,857
  Credit card loans held for securitization                            150,300         150,000
  Home equity loans held for securitization            450,000
  Student loans held for securitization                300,000         300,000
Total period-end on-balance sheet portfolio          2,691,639       2,724,471       2,481,814       2,384,178       1,618,995
Securitized consumer loans                             290,833         213,331         320,833         428,333         320,000
Less loans that may be sold to Capital One            (318,160)       (398,007)       (425,988)       (517,295)
Total period-end managed consumer loan portfolio    $2,664,312      $2,539,795      $2,376,659      $2,295,216      $1,938,995

Note: On March 31, 1995, Signet transferred $110 million of credit card loans to Capital One in accordance with previously agreed upon terms of the spin-off. On September 13, 1995, Signet securitized $185 million of credit card loans.

SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
STATEMENT OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)

                                                                     Three Months Ended         Nine Months Ended
                                                                September 30         June 30       September 30
                                                              1995       1994         1995       1995        1994
Balance at beginning of period                             $136,497    $180,248    $151,729    $152,003    $189,797
Additions to allowance charged to expense                     8,681      (5,162)      4,250      16,182     (13,096)
Transfer to loans held for securitization/sale               (2,542)                   (889)     (4,181)
Addition arising from acquisition                                         3,327                               3,327
Loans charged off:
  Consumer *                                                  9,354         218       5,744      19,120         872
  Commercial **                                                  77         626       1,413       1,918       8,686
  Real estate - construction                                    683       8,831         389       1,080       8,831
  Real estate - mortgage **                                   4,325      19,335      13,343      18,572      20,209
     Total loans charged off                                 14,439      29,010      20,889      40,690      38,598
Recoveries of loans previously charged off:
  Consumer                                                      402         390         315       1,055         887
  Commercial                                                    758         737       1,056       3,800       5,355
  Real estate - construction                                    131       3,637         833       1,201       4,746
  Real estate - mortgage **                                     184       2,676          92         302       4,425
     Total recoveries                                         1,475       7,440       2,296       6,358      15,413
Net loans charged off                                        12,964      21,570      18,593      34,332      23,185
Balance at end of period                                   $129,672    $156,843    $136,497    $129,672    $156,843
Net loan losses (annualized) as a percentage
   of average loans:
     Consumer                                                  1.64%      (0.05)%      0.92%       1.03%        N/M
     Commercial                                               (0.10)      (0.02)       0.06       (0.10)       0.21%
     Real estate                                               2.10        9.89        5.49        2.63        2.90
        Total                                                  0.89%       1.92%       1.27%       0.79%       0.70%
Allowance for loan losses to net loans at end of period                                2.40%       2.35%       3.32%

*Consumer includes loan-by-check charge-offs
    as noted below:
     Loan-by-check risk tests                              $  5,763                $  2,151    $  7,937
     Other loan-by-check                                        880    $     18         777       1,874    $     37
        Total loan-by-check                                $  6,643    $     18    $  2,928    $  9,811    $     37

Net loan losses (annualized) as a percentage
   of average loans-by-check:
     Loan-by-check risk tests                                 11.23%                   3.83%       4.79%
     Other loan-by-check                                       1.27        0.14%       1.70        1.39        0.27%
        Total loan-by-check                                    5.52%       0.14%       2.87%       3.27%       0.27%

**Real estate - mortgage includes real estate - commercial mortgage and real estate - residential mortgage. Real estate - residential mortgage charge-offs and recoveries were not significant for the periods presented. Charge-offs related to the loan sale in the second quarter of 1995 were $13,897, of which $12,594 were real estate mortgage and $1,303 were commercial. Charge-offs related to the loan sale in the third quarter of 1994 were $21,012, of which $16,494 were real estate - mortgage and $4,518 were real estate - construction.

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

                                      SIGNET BANKING CORPORATION
                                            (Registrant)

Date: November 7, 1995                  /s/ WALLACE B. MILLNER III
                                            Wallace B. Millner III
                                            Senior Executive Vice President and
                                              Chief Financial Officer
                                            (Principal Financial Officer)

Date: November 7, 1995                  /s/ W. H. CATLETT, JR.
                                            W. H. Catlett, Jr.
                                            Executive Vice President and
                                              Controller
                                            (Principal Accounting Officer)


                EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE
                   (dollars in thousands - except per share)

                                                                 Three Months                      Nine Months
                                                              Ended September 30               Ended September 30
                                                            1995              1994          1995               1994
Common and common equivalent:
   Average shares outstanding                            58,923,625        57,401,869    58,752,290       56,956,229
   Dilutive stock options - based on the treasury
     stock method using average market price              1,171,588           496,209       900,173          537,132
   Shares used                                           60,095,213        57,898,078    59,652,463       57,493,361
Net income applicable to Common Stock                   $    30,143       $     3,462   $   102,054      $   106,960
        Per share amount                                $      0.50       $      0.05   $      1.71      $      1.86
Assuming full dilution:
   Average shares outstanding                            58,923,625        57,401,869    58,752,290       56,956,229
   Dilutive stock options - based on the treasury
      stock method using the period end market
      price, if higher than the average market price      1,222,294           496,209       938,444          547,627
   Shares used                                           60,145,919        57,898,078    59,690,734       57,503,856
Net income applicable to Common Stock                   $    30,143       $     3,462   $   102,054      $   106,960
      Per share amount                                  $      0.50       $      0.05   $      1.71      $      1.86

The calculations of common and common equivalent earnings per share and fully diluted earnings per share are submitted in accordance with Securities Exchange Act of 1934 Release No. 9083 although both are not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because there is dilution of less than 3%. The Registrant has elected to show fully diluted earnings per share in its financial statements.