Form 10-K
period 1995-12-31
SIGNET BANKING CORP
filed 1996-04-12
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required). For the fiscal year ended December 31, 1995
[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 (No Fee Required).

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

                                                 Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 29, 1996: *

                   Common Stock, $5 Par Value - $1,458,457,780

The number of shares outstanding of each of the registrant's classes of common stock as of February 29, 1996:

                     Common Stock, $5 Par Value - 59,364,665



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


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Parts I, II and IV.

2. Portions of the proxy statement for the annual shareholders' meeting to be held on May 28, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         The Registrant is a registered bank holding company, incorporated in Virginia in 1962, and had consolidated assets of $11.0 billion as of December 31, 1995. On the basis of total assets and deposits at December 31, 1995, the Registrant is the second largest banking organization headquartered in Virginia and provided interstate financial services through two principal subsidiaries:
Signet Bank (which resulted from the merger of Signet Bank/Virginia and Signet Bank/Maryland in 1995) headquartered in Richmond, Virginia and Signet Bank N.A., headquartered in Washington, D.C. The Company is in the process of merging Signet Bank N. A. into Signet Bank and expects to complete the merger of the two banks during 1996.

         On November 22, 1994, Signet transferred certain designated assets and liabilities of Signet Bank's credit card division to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One Financial Corporation ("Capital One"), a wholly-owned subsidiary of Signet (the "Separation"). As part of the Separation, Signet Bank retained a small portfolio of in-market credit card loans. At the same time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. Signet distributed all of the remaining Capital One common stock it held to Signet stockholders in a tax-free distribution on February 28, 1995 (the "spin-off"). Related assets of $3.6 billion and equity of $0.4 billion were spun off at that time. The spin-off created two independent financial institutions, each possessing separate long-term business strategies.

         The Registrant is engaged in general commercial and consumer banking businesses through its principal bank subsidiaries, which are members of the Federal Reserve System. Signet Bank and Signet Bank N.A. provide financial services through banking offices located throughout Virginia, Maryland and Washington, D.C and a 24-hour full-service Telephone Banking Center. Signet Bank owns a commercial bank operating in the Bahamas. International banking operations are conducted through a foreign branch of Signet Bank. Service subsidiaries are engaged in writing insurance in connection with the lending activities of the banks and bank-related subsidiaries and owning real estate for banking premises. Other subsidiaries are engaged in trust operations, various kinds of lending and leasing activities, insurance agency activities, mortgage lending and broker and dealer activities relating to certain phases of the domestic securities business.

         As of December 31, 1995, the Registrant and its subsidiaries employed 3,974 full-time and 1,021 part-time employees.

DOMESTIC BANKING OPERATIONS

         Signet Bank, incorporated under the laws of Virginia, had assets of $10.6 billion at December 31, 1995. Signet Bank N.A., incorporated under the laws of the United States, had assets of $655 million at December 31, 1995. Signet Bank and Signet Bank N.A. provide all customary banking services to businesses and individuals.

DOMESTIC TRUST OPERATIONS

         Trust operations are administered by Signet Trust Company, a subsidiary of the Registrant which presently operates four offices in Virginia, one office in Maryland and one office in Washington, D.C.

INTERNATIONAL BANKING OPERATIONS

         International banking operations are conducted through Signet Bank's international division and through Signet Bank (Bahamas), Ltd., a subsidiary of Signet Bank. Signet Bank also conducts international banking operations through a foreign branch located in the Bahamas.

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

         Signet Mortgage Corporation, a wholly-owned subsidiary of Signet Bank, engages in the business of originating, servicing, and selling mortgage loans.

         Signet Leasing and Financial Corporation, a wholly-owned subsidiary of Signet Bank, engages in diversified equipment lease financing activities (excluding passenger automobiles) for commercial customers on a national basis.

         Signet Business Leasing Corporation, a wholly-owned subsidiary of Signet Bank, engages in small ticket lease financing, primarily targeting small businesses on a national basis.

         Signet Financial Services, Inc., a wholly-owned subsidiary of the Registrant, acts as a broker and dealer in certain phases of the domestic securities business.

         Virtus Capital Management, Inc. a wholly-owned subsidiary of the Registrant, acts as investment manager of various registered open-end management investment companies, mutual funds, etc.

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

CAPITAL GUIDELINES

         The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has adopted risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock less disallowed intangibles, including goodwill ("Tier I capital"). The remainder may consist of qualifying subordinated debt, other preferred stock and a limited amount of the loan loss allowance. At December 31, 1995, the Registrant's Tier I and total capital ratios were 9.82 percent and 12.56 percent, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are generally required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1995 was 6.93 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will continue to consider a "tangible Tier I leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

         Each of the Registrant's subsidiary banks is subject to similar capital requirements adopted by the appropriate federal bank regulator. Following are the capital ratios for the Company's two principal bank subsidiaries at December 31, 1995:

Ratio                 Signet Bank       Signet Bank N.A.
- ----------------------------------------------------------
Tier I                  8.35%               32.80%
Total Capital          10.97                34.06
Leverage                5.88                10.90

         Failure to meet capital guidelines could subject a national or state member bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.

         Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond current levels. However, management is unable to predict whether and when higher capital requirements would be imposed and, if so, at what levels and on what schedule. For further discussion, refer to the portions of Signet's 1995 Annual Report to Shareholders incorporated by reference herein (Exhibit 13.1).

SUPERVISION

         Signet Bank is regularly examined by the Federal Reserve Board and by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Maryland Bank Commissioner. Signet Bank N.A. is subject to regulation, supervision and examination by the Office of the Comptroller of the Currency. Both banking subsidiaries are subject to regulation and examination by the Federal Deposit Insurance Corporation. The Registrant is also subject to examination by the Federal Reserve Board.

         The Registrant's non-banking subsidiaries are supervised by the Federal Reserve Board. In addition, Signet Insurance Services, Inc. and Signet Insurance Services, Inc./Maryland are subject to insurance laws and regulations of Virginia and Maryland, respectively, and the activities of Signet Financial Services, Inc. and Virtus Capital Management, Inc. are regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities laws.

REGULATION

         The Registrant is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act restricts the activities of the Registrant and requires prior approval of the Federal Reserve Board of any acquisition by the Registrant of more than 5% of the voting shares of any bank or bank holding company, any acquisition of all or substantially all of the assets of a bank and any merger or consolidation with another bank holding company. Under the BHC Act, as amended by the Riegle Neal Interstate Banking and Branching Efficiency Act, the Registrant may acquire other banks located outside of Virginia and may merge subsidiary banks with out of state banks where such mergers are specifically authorized by statute in the state where the bank is located. (See the discussion of interstate banking legislation below.) The BHC Act also prohibits the Registrant from engaging in any business in the United States other than that of managing or controlling banks or businesses closely related to banking, or of furnishing services to or performing services for subsidiaries and, with certain limited exceptions, from acquiring more than 5% of the voting shares of any company. The Federal Reserve Board generally follows a restrictive policy in permitting the entry of bank holding companies and other bank affiliates into domestic and foreign bank-related activities. Further, under Section 106 of the 1970 Amendments to the BHC Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service. Federal law imposes limitations on the ability of the Registrant and its subsidiaries to engage in certain phases of the domestic securities business.

         The Registrant is a bank holding company and is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of the Registrant's revenues are interest income derived from loans to and deposits in subsidiaries and dividends the Registrant receives from its subsidiaries. The right of the Registrant to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary. Signet Bank and Signet Bank N.A. are subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. There is also a number of federal and state legal limitations to the extent to which Signet Bank and Signet N.A. may pay dividends or otherwise supply funds to the Registrant or its affiliates. The prior approval of the appropriate federal bank regulator is required if the total of all dividends declared by a national bank or state member bank in any calendar year will exceed the sum of such bank's net profits, as defined by the regulators, for the year plus the preceding two calendar years. In addition, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting losses and bad debts in excess of the allowance for loan and lease losses. The payment of dividends by the Registrant and its banking subsidiaries may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory minimums. In addition, the appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board and the Office of the Comptroller of the Currency have each indicated that banking organizations should generally pay dividends only out of current operating earnings. Under applicable regulatory restrictions, both of the Registrant's banking subsidiaries were able to pay dividends as of January 1, 1995.

         Under federal law, Signet Bank and Signet Bank N.A. may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Registrant or any non-bank subsidiary, or take their securities as collateral for loans to any borrower. In addition, federal law requires that certain transactions between Signet Bank, Signet Bank N.A. and their affiliates, including sales of assets and furnishing of services, must be on terms that are at least as favorable to the banks as those prevailing in transactions with independent third parties.

         Signet Bank and Signet Bank N.A. are subject to various statutes and regulations relating to required reserves, investments, loans, acquisitions of fixed assets, interest rates payable on deposits, requirements for meeting community credit needs, transactions among affiliates and the Registrant, mergers and consolidations, and other aspects of their operations.

         On July 1, 1994, legislation became effective which permits out-of-state bank holding companies, that do not already have a Virginia bank subsidiary, to acquire Virginia banking institutions if the laws of the out-of-state bank holding company's home state permit acquisitions of banking institutions in that state by Virginia bank holding companies under the same conditions.

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

         On February 23, 1995, the Virginia General Assembly passed legislation, effective July 1, 1995, which permits Virginia banks to merge with out-of-state banks, and out-of-state banks resulting from such an interstate merger transaction to maintain and operate branches in Virginia of a merged Virginia bank, if the laws of the home state of such out-of-state bank permit interstate merger transactions. In addition, effective July 1, 1995, Virginia banks are permitted to establish de novo branches in other states, and out-of-state banks are permitted to establish de novo branches in Virginia, if the laws of the home state of such out-of-state bank permit Virginia banks to establish de novo branches in that state.

         Effective September 29, 1995, out of state banks may enter Maryland by acquiring single branches or other parts of Maryland banks, by de novo branching and through mergers with or acquisitions of other banks. An out of state bank may not acquire an existing branch before June 1, 1997, unless the laws of that bank's home state would permit a Maryland bank to establish a branch in that state under similar conditions.

         Maryland law allows statewide branching, subject to regulatory approval. Virginia law provides that a bank may establish new branches, subject to regulatory approval, anywhere in the state and, effective July 1, 1995, in other states with branching reciprocity. District of Columbia law allows branching by District of Columbia banks within the District, subject to regulatory approval.

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

         FIRREA allows the FDIC to recover from a depository institution for any loss or anticipated loss to the FDIC that results from the default of a commonly controlled insured depository institution or from assistance provided to such an institution. Signet Bank and Signet Bank N.A. are commonly controlled by the Registrant, for purposes of this provision. The FDIC's claim for loss reimbursement under the "cross-guaranty" provisions is superior to any claims of shareholders of the liable institution or any claims of affiliates of such institution (other than claims on secured debt that existed as of May 1, 1989). The FDIC's claim is subordinate to the claims of depositors, third party secured creditors, senior and general creditors and holders of subordinated debt other than affiliates.

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

         FDICIA requires the federal banking agencies to take "prompt corrective action" with depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" and "critically undercapitalized". A depository institution's capital tier depends upon where its capital levels are in relation to various relevant capital measures, which include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 1995, both of the Registrant's banks met the "well capitalized" criteria.

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

         Under FDICIA, the FDIC adopted a risk-based insurance assessment system for implementation January 1, 1994 that evaluates an institution's potential for causing a loss to the insurance fund and to base deposit insurance premiums upon individual bank profiles. Under the risk-based assessment system, each institution pays FDIC insurance premiums within a range from 4 cents to 31 cents per $100 of deposits, depending on the institution's capital adequacy and a supervisory judgment of overall risk. As of December 31, 1995, Signet N.A. paid the lowest FDIC insurance premium, 4 cents per $100 of deposits. Signet Bank paid 4 cents per $100 of deposits except for deposits obtained in the acquisition of Pioneer Financial Corporation ("Pioneer"). The premium on these deposits remained 23 cents. The FDIC lowered the 1996 assessment for Signet Bank and Signet N.A. to the minimum semiannual assessment of $1 thousand except for the assessment on deposits acquired from Pioneer, which remained unchanged at 23 cents.

         From time to time, various legislative proposals are submitted to and considered by Congress concerning the banking industry. Recent legislative initiatives have included, among other things, proposals to reform deposit insurance, limit the investments that a depository institution may make with insured funds, eliminate restrictions on interstate banking, expand the powers of banking organizations to enter into new financial service industries and revise the structure of the bank regulatory system. The Registrant cannot determine the ultimate effect that FDICIA and the implementing regulations adopted, or any potential legislation, if enacted, would have upon its financial condition or operations.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information with respect to the Registrant's executive officers:


Names, Positions and Offices
With Registrant During Last                                                              An Officer of the
       Five Years                                                      Age                Registrant Since
Robert M. Freeman                                                       54                       1978
Chairman and Chief Executive Officer.
(Principal Executive Officer)

Malcolm S. McDonald                                                     57                       1982
President and Chief Operating Officer.

David L. Brantley                                                       46                       1988
Executive Vice President and Treasurer.
Prior to February, 1995, he was Senior
Vice President and Treasurer.

Robert L. Bryant                                                        45                       1990
Senior Executive Vice President.  Prior to July,
1994, he was  Executive Vice President.
Resigned effective March 1, 1996.

W.H. Catlett, Jr.                                                       47                       1994
Executive Vice President and Controller
(Principal Accounting Officer).
Prior to August, 1994, he was a Senior
Vice President.

Philip H. Davidson                                                      51                       1977
Executive Vice President.

T. Gaylon Layfield, III                                                 44                       1988
Senior Executive Vice President.

Wallace B. Millner, III                                                 56                       1971
Senior Executive Vice President and
Chief Financial Officer (Principal
Financial Officer).

Kenneth H. Trout                                                        47                       1990
Senior Executive Vice President.
Prior to May, 1991, he was an Executive Vice President.

Sara R. Wilson                                                          45                       1980
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

Statistical Information

         The statistical information required by Item 1 is in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995, and is incorporated herein by reference, as follows:

                                                                          Page in the Registrant's Annual
                                                                          Report to its shareholders for
         Guide 3 Disclosure                                               the year ended December 31, 1995
  I.     Distribution of Assets, Liabilities and
         Stockholders' Equity, Interest Rates and
         Interest Differential
         A.  Average Balance Sheet                                                       54
         B.  Net Interest Earnings Analysis                                              54
         C.  Rate/Volume Analysis                                                        52

 II.     Investment Portfolio
         A.  Book Value of Investment Securities                                     64
         B.  Maturities of Investment Securities                                     Not Applicable
         C.  Investment Securities Concentrations                                    Not Applicable

III.     Loan Portfolio
         A.  Types of Loans                                                              55
         B.  Maturities and Sensitivities of
               Loans to Changes in Interest Rates                                        34
         C.  Risk Elements
               1.  Nonaccrual, Past Due and Restructured Loans                         36, 37&38
               2.  Potential Problem Loans                                              37&38
               3.  Foreign Outstandings                                              Not Applicable
               4.  Loan Concentrations                                                   55
         D.  Other Interest Bearing Assets                                           Not Applicable

 IV.     Summary of Loan Loss Experience
         A.  Analysis of Allowance for Loan Losses                                       53
         B.  Allocation of the Allowance for Loan Losses                                 53

  V.     Deposits
         A.  Average Balances                                                            54
         B.  Maturities of Large Denomination Certificates                               38
         C.  Foreign Deposit Liability Disclosure                                          38

 VI.     Return on Equity and Assets
         A.  Return on Assets                                                            51
         B.  Return on Equity                                                            51
         C.  Dividend Payout Ratio                                                       39
         D.  Equity to Assets Ratio                                                      51

VII.     Short-Term Borrowings                                                           66


ITEM 2.  PROPERTIES.

         The executive offices of the Registrant and Signet Bank are located at 7 N. Eighth Street, Richmond, Virginia, in a building owned by a subsidiary of the Registrant. The Registrant's main operations center is located in Henrico County, Virginia, in a newly constructed building completed in the first quarter of 1996. The principal offices of Signet Bank N.A. were moved in February 1996, from 1130 Connecticut Avenue N.W., Washington, D.C. to their new location at 7799 Leesburg Pike, Falls Church, Virginia. The principal offices of Signet Bank and Signet Bank N.A. are leased.

         Of the Registrant's 244 domestic branch banking locations, 121 are owned by subsidiaries of the Registrant, of which one is subject to mortgage indebtedness of approximately $9 thousand. The remaining 123 branch banking locations and offices of other subsidiaries are leased for various terms at an aggregate annual rent of approximately $23,456,000.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant and its subsidiaries are parties, plaintiff or defendant in suits arising out of the collection of loans and the enforcement or defense of the priority of its security interests. Management believes that the pending actions against the Registrant or its subsidiaries, both individually and in the aggregate, will not have a material adverse effect on the financial condition or future operations of the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                  STOCKHOLDER MATTERS.

         The information required by Item 5 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995 on page 46 under the heading "Selected Quarterly Financial Information" and on page 71 in Note K, and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by Item 6 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995 on pages 39 and 51 under the headings "Risk-Based and Other Capital Data" and "Selected Financial Data", respectively, and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995 on pages 23-55 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995 on pages 56-83 under the heading "Signet Banking Corporation Consolidated Financial Statements" and on page 46 under the heading "Selected Quarterly Financial Information", and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 as to the directors of the Registrant is included in the Registrant's 1996 Proxy Statement on pages 2-5 under the headings "Election of Directors" and "Other Directorships", and is incorporated herein by reference.

         The information required by Item 10 as to the executive officers of the Registrant is included in Item 1 under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Registrant's 1996 Proxy Statement on pages 8-13 under the headings "Compensation of the Board" and "Executive Compensation", and is incorporated herein by reference. Information under the headings "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's 1996 Proxy Statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

         The information required by Item 12 is included in the Registrant's 1996 Proxy Statement on pages 1, 6 and 7 under the headings "Proxy Statement" and "Stock Ownership", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is included in the Registrant's 1996 Proxy Statement on page 7 under the heading "Transactions", and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                  FORM 8-K.

         (a)    (1) The following consolidated financial statements of Signet
                    Banking Corporation and Subsidiaries, included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1995, are incorporated herein by reference in Item 8:

                       Consolidated Balance Sheet - December 31, 1995 and 1994 Statement of Consolidated Income - Years ended December 31, 1995, 1994 and 1993
                       Statement of Consolidated Cash Flows - Years ended
                           December 31, 1995, 1994 and 1993
                       Statement of Changes in Consolidated Stockholders' Equity
                           - Years ended December 31, 1995, 1994 and 1993
                       Notes to Consolidated Financial Statements
                       Report of Ernst & Young LLP, Independent Auditors

                  (2) All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

                  (3) Exhibits:

                      2.1 Separation, Distribution and Indemnity Agreement dated as of February 22, 1994 among the Registrant, Signet Bank and Capital One Financial Corporation (Incorporated by reference to Exhibit 2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                      2.2 Retained Portfolio, Origination, Servicing and Management Agreement dated as of February 22, 1994 between Signet Bank and Capital One Financial Corporation (Incorporated by reference to Exhibit
                             2.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

                      3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

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

                     10.5 1992 Stock Option Plan (as amended and restated January 24, 1995) (Incorporated by reference to
                             Exhibit I to Proxy Statement for 1995 Annual
                             Meeting of Shareholders).

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

                     10.12 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit II to Proxy Statement for 1994 Annual Meeting of Shareholders).

                     10.13 1994 Stock Incentive Plan (Incorporated by reference to Exhibit III to Proxy Statement for 1994 Annual Meeting of Shareholders).

                     11.1    Computation of Earnings Per Share (Filed herewith).

                     13.1 1995 Annual Report to Shareholders (Filed herewith).

                     21.1    Subsidiaries of the Registrant (Filed herewith).

                     23.1    Consent of Ernst & Young LLP (Filed herewith).

                     27.1    Financial Data Schedule (Filed herewith).

         (b)      Reports on Form 8-K

                             The Registrant filed a Current Report on Form 8-K dated March 19, 1996 reporting that it was the victim of fraudulent commercial loan transactions amounting to approximately $81 million.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SIGNET BANKING CORPORATION



 DATE:  MARCH 26, 1996           BY   /s/ W. H. CATLETT, JR.
                                     W. H. Catlett, Jr.
                                     Executive Vice President and Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of March, 1996.


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


   /s/ MALCOLM S. MCDONALD                                    Director, President and Chief Operating
 Malcolm S. McDonald                                          Officer



   /s/ WALLACE B. MILLNER, III                                Senior Executive Vice President and
 Wallace B. Millner, III                                      Chief Financial Officer
                                                              (Principal Financial Officer)


   /s/ W. H. CATLETT, JR.                                     Executive Vice President and Controller
 W. H. Catlett, Jr.                                           (Principal Accounting Officer)



   /s/ J. HENRY BUTTA                                         Director
 J. Henry Butta



   /s/ NORWOOD H. DAVIS, JR.                                  Director
 Norwood H. Davis, Jr.


                  SIGNATURES                                   TITLE



   /s/ WILLIAM C. DERUSHA                                     Director
 William C. DeRusha



   /s/ C. STEPHENSON GILLISPIE, JR.                           Director
 C. Stephenson Gillispie, Jr.



   /s/ BRUCE C. GOTTWALD, JR.                                 Director
 Bruce C. Gottwald, Jr.



   /s/ WILLIAM R. HARVEY                                      Director
 William R. Harvey, Ph.D.



   /s/ ELIZABETH G. HELM                                      Director
 Elizabeth G. Helm



   /s/ ROBERT M. HEYSSEL, M.D.                                Director
 Robert M. Heyssel, M.D.



   /s/ HENRY A. ROSENBERG, JR.                                Director
 Henry A. Rosenberg, Jr.



   /s/ LOUIS B. THALHEIMER                                    Director
 Louis B. Thalheimer

                     EXHIBITS TO SIGNET BANKING CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                             DATED DECEMBER 31, 1995


                           COMMISSION FILE NO. 1-6505

                                  EXHIBIT INDEX


                                                                            Page Number or
 Exhibit                                                                   Incorporation by
 Number         Description                                                  Reference to
     2.1        Separation, Distribution and Indemnity          Exhibit 3.1 to Annual Report on Form 10-K for
                Agreement                                       the fiscal year ended December 31, 1994

     2.2        Retained Portfolio, Origination, Servicing      Exhibit 3.1 to Annual Report on Form 10-K for
                and Management Agreement                        the fiscal year ended December 31, 1994

     3.1        Articles of Incorporation                       Exhibit 3.1 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1992

     3.2        Bylaws                                          Page 22

     4.1        Instruments defining the rights of              Exhibit 4-1, Registration No. 2-43731;
                security holders, including Indentures          Exhibit 4-2, Registration No. 2-37919;
                                                                Exhibit 4-3, Registration No. 2-97720;
                                                                Exhibit 4-6, Registration No. 2-45986;
                                                                Exhibit 4(a), Registration No. 2-97720;
                                                                Exhibit 4(a), Registration Statement No. 33-4491;
                                                                Exhibit 1 to Current
                                                                Report on Form 8-K dated
                                                                May 23, 1989; Exhibit
                                                                4.11 to Annual Report on
                                                                Form 10-K for the fiscal
                                                                year ended December
                                                                31, 1989

    10.1        Executive Employee Supplemental                 Exhibit 10.4 to Annual Report on Form 10-K for
                Retirement Plan                                 the fiscal year ended December 31, 1988

    10.2        Form of Executive Employment                    Exhibit 10.8 to Annual Report on Form 10-K for
                Agreement between the Registrant                the fiscal year ended December 31, 1989
                and David L. Brantley, Robert L. Bryant,
                W.H. Catlett, Jr., Philip H.
                Davidson,  Robert M. Freeman,
                T. Gaylon Layfield, III, Malcolm S.
                McDonald, Robert J. Merrick,
                Wallace B. Millner, III, Keith A.
                Reynolds, H. Nathaniel Taylor,
                Kenneth H. Trout, Sara R. Wilson and
                Randolph W. Wyckoff

    10.3        1983 Stock Option Plan                          Exhibit A to Proxy Statement for 1983 Annual
                                                                Meeting of Shareholders

    10.4        1985 Union Trust Bancorp Key                    Exhibit 10.13 to Annual Report on Form 10-K for
                Employee Stock Option Plan                      the fiscal year ended December 31, 1985

    10.5        1992 Stock Option Plan (as amended              Exhibit I to Proxy Statement for 1995 Annual
                January 24, 1995)                               Meeting of Shareholders

    10.6        Executive Employee Excess                       Exhibit 10.14 to Annual Report on Form 10-K for
                Savings Plan                                    the fiscal year ended December 31, 1987

    10.7        Split Dollar Life Insurance Plan                Exhibit 10.13 to Annual Report on Form 10-K for
                and Agreement                                   the fiscal year ended December 31, 1989

    10.8        Executive Employee Deferred                     Exhibit 10.15 to Annual Report on Form 10-K for
                Compensation Plan                               the fiscal year ended December 31, 1988

    10.9        1988 Deferred Compensation Plan                 Exhibit 10.16 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1988

    10.10       Excess Benefit Retirement Plan                  Exhibit 10.17 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1988

    10.11       Annual Executive Incentive                      Exhibit I to Proxy Statement for 1994 Annual
                Compensation Plan                               Meeting of Shareholders

    10.12       Executive Long-Term Incentive Plan              Exhibit II to Proxy Statement for 1994 Annual
                                                                Meeting of Shareholders

    10.13       1994 Stock Incentive Plan                       Exhibit III to Proxy Statement for 1994 Annual
                                                                Meeting of Shareholders

    11.1        Computation of Earnings per Share               Page 30

    13.1        1995 Annual Report to Shareholders              Page 31

    21.1        Subsidiaries of the Registrant                  Page 95

    23.1        Consent of Independent Auditors,
                Ernst & Young LLP                               Page 97

    27.1        Financial Data Schedule                         Page 98

