Form 10-Q
period 1996-03-31
SIGNET BANKING CORP
filed 1996-05-10
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended March 31, 1996 or

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

                                                  Yes X    No

          Common Shares outstanding as of April 30, 1996 - 59,417,073

                                          Index

                        SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                      March 31, 1996

                                                                           Page

PART I.       FINANCIAL INFORMATION

            Item 1.  Financial Statements (unaudited)
                     Consolidated Balance Sheet                              3
                     Statement of Consolidated Income                        4
                     Statement of Changes in Consolidated
                         Stockholders' Equity                                5
                     Statement of Consolidated Cash Flows                    6
                     Supplemental Notes to Quarterly Financial Statements    7

            Item 2.  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                11

PART II.      OTHER INFORMATION

            Item 6.  Exhibits and Reports on Form 8-K                       27

SIGNATURES                                                                  27

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
SIGNET BANKING CORPORATION
CONSOLIDATED BALANCE SHEET
(IN THOUSANDS-EXCEPT PER SHARE) (UNAUDITED)


                                                                      March 31                  December 31
                                                                   1996        1995                 1995

ASSETS
Cash and due from banks                                      $   477,370     $   541,946     $   599,113
Interest bearing deposits with other banks                         2,479          33,523           3,129
Federal funds sold and securities purchased under
 resale agreements                                             1,048,139         772,865         460,217
Trading account securities                                       487,206         490,266         478,723
Loans held for securitization                                    300,000         150,000         389,700
Loans held for sale                                              297,147         159,224         361,260
Securities available for sale                                  2,443,956       1,692,387       2,333,971
Investment securities                                                            391,897
Loans:
   Consumer                                                    2,086,519       2,229,957       1,751,274
   Commercial                                                  3,011,812       2,577,674       3,090,904
   Real estate-construction                                      250,046         211,097         236,103
   Real estate-commercial mortgage                               359,445         505,717         366,698
   Real estate-residential mortgage                              232,322         225,477         122,584

     Gross loans                                               5,940,144       5,749,922       5,567,563
     Less: Unearned income                                      (146,093)       (102,323)       (151,535)
           Allowance for loan losses                            (126,433)       (151,729)       (129,702)

     Net loans                                                 5,667,618       5,495,870       5,286,326
Premises and equipment (net)                                     201,690         160,672         192,431
Interest receivable                                              106,094          75,082         104,437
Due from broker                                                  299,645
Other assets                                                     562,325         513,994         768,558

   Total assets                                              $11,893,669     $10,477,726     $10,977,865

LIABILITIES
Non-interest bearing deposits                                $ 1,713,563     $ 1,533,797     $ 1,726,378
Interest bearing deposits:
   Money market and interest checking                            179,609       1,023,532       1,102,140
   Money market savings                                        2,405,436       1,382,105       1,338,985
   Savings accounts                                              961,171       1,224,393       1,395,514
   Savings certificates                                        2,065,355       1,949,339       1,850,397
   Large denomination certificates                               126,077         100,987         129,711
   Foreign                                                       291,382         183,337          49,846

     Total interest bearing deposits                           6,029,030       5,863,693       5,866,593

        Total deposits                                         7,742,593       7,397,490       7,592,971
Securities sold under repurchase agreements                    1,228,482       1,202,629       1,124,105
Federal funds purchased                                        1,002,344         521,295         780,193
Other short-term borrowings                                                      105,408
Long-term borrowings                                             252,974         253,550         253,033
Interest payable                                                  24,873          26,047          19,460
Due to broker                                                    600,812
Other liabilities                                                186,938         199,831         344,154

   Total liabilities                                          11,039,016       9,706,250      10,113,916

STOCKHOLDERS' EQUITY
Common stock, $5 par value; authorized 100,000,000 shares,
   issued and outstanding 59,387,304, 58,659,679 and
   59,208,745 shares, respectively                               296,936         293,298         296,044
Capital surplus                                                  202,513         193,986         200,093
Retained earnings                                                355,204         284,192         367,812

   Total stockholders' equity                                    854,653         771,476         863,949

   Total liabilities and stockholders' equity                $11,893,669     $10,477,726     $10,977,865

SIGNET BANKING CORPORATION
STATEMENT OF CONSOLIDATED INCOME

(IN THOUSANDS-EXCEPT PER SHARE) (UNAUDITED)


                                                           Three Months Ended March 31
                                                                 1996        1995

Interest income:
   Loans, including fees:
     Consumer                                                $ 53,062    $117,634
     Commercial                                                55,352      46,365
     Real estate-construction                                   6,062       5,152
     Real estate-commercial mortgage                            8,150      12,131
     Real estate-residential mortgage                           3,204       4,279

        Total loans, including fees                           125,830     185,561
   Interest bearing deposits with other banks                     154       1,438
   Federal funds sold and resale agreements                     8,188      15,309
   Trading account securities                                   8,122       6,718
   Loans held for securitization                                7,419       4,205
   Loans held for sale                                         10,086       1,479
   Securities available for sale                               41,783      27,737
   Investment securities-taxable                                            3,946
   Investment securities-nontaxable                                         3,139

        Total interest income                                 201,582     249,532
Interest expense:
   Money market and interest checking                           4,451       6,141
   Money market savings                                        13,629      11,958
   Savings accounts                                            11,495      10,727
   Savings certificates                                        22,535      17,147
   Large denomination certificates                              1,525       7,700
   Foreign                                                      1,279       1,253

        Total interest on deposits                             54,914      54,926
   Securities sold under repurchase agreements                 14,511      11,827
   Federal funds purchased                                     11,809      11,871
   Other short-term borrowings                                             14,889
   Long-term borrowings                                         4,114      12,770

        Total interest expense                                 85,348     106,283

Net interest income                                           116,234     143,249
Provision for loan losses                                      11,257       7,180

Net interest income after provision for loan losses           104,977     136,069
Non-interest income:
   Service charges on deposit accounts                         16,231      16,471
   Consumer loan servicing and service charge income           12,156      83,777
   Trust and other financial services income                    9,605       7,341
   Other                                                       19,432      13,169

     Non-interest operating income                             57,424     120,758
   Securities available for sale gains                            592         102
   Investment securities gains                                                255

        Total non-interest income                              58,016     121,115
Non-interest expense:
   Salaries                                                    48,700      57,701
   Employee benefits                                           12,401      18,341
   Occupancy                                                   10,194      11,954
   Supplies and equipment                                       9,605      14,526
   External data processing services                            7,146       9,046
   Travel and communications                                    5,920      13,153
   Credit card solicitation                                                29,050
   Other                                                       21,649      37,155

        Total non-interest expense                            115,615     190,926

Income before income taxes (Capital One Financial
  Corporation amounted to $0 and $27,407, respectively)        47,378      66,258
Applicable income taxes                                        16,183      24,033

Net income                                                   $ 31,195    $ 42,225

Earnings per common share                                    $   0.52    $   0.71
Cash dividends declared per share                                0.20        0.25
Average common shares outstanding                              60,357      59,163


SIGNET BANKING CORPORATION
STATEMENT OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
(IN THOUSANDS) (UNAUDITED)


                                                       Common      Capital      Retained
                                                        Stock      Surplus      Earnings

THREE MONTHS ENDED MARCH 31, 1996
Balance at beginning of period                       $296,044     $200,093     $ 367,812
Net income                                                                        31,195
Issuance of Common Stock                                  892        2,420
Cash dividends                                                                   (11,863)
Change in net unrealized gains on securities
   available for sale, net of tax benefit of $17,198                             (31,940)

Balance at end of period                             $296,936     $202,513     $ 355,204

THREE MONTHS ENDED MARCH 31, 1995
Balance at beginning of period                       $293,184     $198,869     $ 619,426
Net income                                                                        42,225
Issuance of Common Stock                                1,406        2,324
Purchase of Common Stock                               (1,292)      (7,207)
Cash dividends                                                                   (14,645)
Spin-off of Capital One Financial Corporation                                   (383,200)
Change in net unrealized gains on securities
   available for sale, net of tax of $10,977                                      20,386
Balance at end of period                             $293,298     $193,986     $ 284,192


SIGNET BANKING CORPORATION
STATEMENT OF CONSOLIDATED CASH FLOWS
(IN THOUSANDS) (UNAUDITED)


                                                            Three Months Ended March 31
                                                                 1996        1995

OPERATING ACTIVITIES
   Net Income                                                $    31,195     $    42,225
   Adjustments to reconcile net income to net cash
         provided by operating activities:
     Provision for loan losses                                    11,257           7,180
     Provision and writedowns on foreclosed property                  10           1,856
     Depreciation and amortization                                 7,226          11,031
     Investment securities losses                                                   (255)
     Securities available for sale gains                            (592)           (102)
     (Increase) decrease in interest receivable                   (1,657)         23,475
     Increase in due from broker                                (299,645)
     Decrease (increase) in other assets                         201,418        (358,691)
     Increase in interest payable                                  5,413          16,386
     Increase in due to broker                                   600,812
     Decrease in other liabilities                              (203,382)        (23,014)
     Proceeds from securitization of consumer loans               90,000
     Proceeds from sales of loans held for sale                8,118,514       6,879,125
     Purchases and originations of loans held for
       sale                                                   (8,054,701)     (6,968,843)
     Proceeds from sales of trading account
       securities                                              4,274,954       3,420,653
     Purchases of trading account securities                  (4,283,437)     (3,557,879)
        Net cash provided (used) by operating
          activities                                             497,385        (506,853)

INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                              18,870
   Purchases of investment securities                                            (25,060)
   Proceeds from sales of securities available for sale          595,337          14,468
   Proceeds from maturities of securities available for
     sale                                                        169,214         320,527
   Purchases of securities available for sale                   (856,045)     (1,137,009)
   Net increase in loans                                        (393,627)       (492,441)
   Recoveries of loans previously charged-off                      1,078           4,495
   Purchases of premises and equipment                           (15,353)        (22,214)
        Net cash used by investing activities                   (499,396)     (1,318,364)

FINANCING ACTIVITIES
   Net increase in deposits                                      149,622         198,875
   Net increase (decrease) in short-term borrowings              326,528        (417,335)
   Net increase in Capital One Financial Corporation
     long-term debt prior to spin-off                                          1,388,153
   Net decrease in other long-term debt                              (59)            (91)
   Net issuance (purchase) of common stock                         3,312          (4,769)
   Payment of cash dividends                                     (11,863)        (14,645)

        Net cash provided by financing activities                467,540       1,150,188

Increase (decrease) in cash and cash equivalents                 465,529        (675,029)
Cash and cash equivalents at beginning of period               1,062,459       2,023,363

Cash and cash equivalents at end of period                   $ 1,527,988     $ 1,348,334

SUPPLEMENTAL DISCLOSURES
   Interest paid                                             $    79,935     $   111,314
   Income taxes paid                                                 573              57
   Transfer of loans to foreclosed property                          304             210
   Transfer of loans to loans held for securitization                            150,000


SUPPLEMENTAL NOTES TO QUARTERLY FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS) (UNAUDITED)

GENERAL

    The accompanying financial statements (unaudited) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The financial statements have been prepared based on the accounting policies as described in the 1995 annual report and as noted below, except certain amounts which have been reclassified for prior periods to conform to the 1996 presentation format.

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

SECURITIES AVAILABLE FOR SALE

    Securities available for sale are summarized as follows:


                                             MARCH 31, 1996              March 31, 1995            December 31, 1995
                                                           FAIR                      Fair                       Fair
                                            COST          VALUE         Cost         Value          Cost        Value

U.S. Government and agency obligations-
   Mortgage-backed securities           $1,752,036    $1,765,446    $1,143,993    $1,149,091    $1,478,517    $1,530,818
   Other                                   462,011       470,541       433,641       433,216       562,815       583,275
States and political subdivisions           42,689        44,151           110           118        53,031        54,696
Other                                      169,903       163,818       119,805       109,962       173,137       165,182
   Total                                $2,426,639    $2,443,956    $1,697,549    $1,692,387    $2,267,500    $2,333,971


INVESTMENT SECURITIES

    The Company reclassified all of its investment securities to available for sale in December 1995 as allowed by implementation guidance for Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

INCOME TAXES

    Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

SECURITIZATIONS

    The Company securitized $90,000 of credit card receivables in the first three months of 1996 and $185,000 in 1995. These transactions were recorded as sales in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." Proceeds from the sales in the first three months of 1996 and 1995 totaled $90,000 and $184,900, respectively. Receivables outstanding under credit card securitizations were $275,000 at March 31, 1996. Recourse obligations related to these transactions are not material. Excess servicing fees related to the credit card securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses, and a normal servicing fee, which is also retained by the Company. In accordance with the sale agreements, a fixed amount of excess servicing fees may be set aside to absorb credit losses.The amount available to absorb credit losses was zero at March 31, 1996.

    In conjunction with the spin-off of Capital One, Signet's rights and obligations under the majority of its credit card securitization agreements entered into prior to February 28, 1995, as well as any related assets and liabilities were transferred to Capital One Bank. Receivables outstanding under Signet's remaining securitizations totaled $275,000 at March 31, 1996.

    In 1995, the Company also securitized $480,702 of home equity lines of credit. This transaction was also recorded as a sale in accordance with SFAS No.
77. Proceeds from the sale totaled $478,794. Receivables outstanding under this securitization were $459,949 at March 31, 1996. Recourse obligations related to this transaction are not material. A gain, equal to the present value of anticipated future net cash flows, net of transaction expenses and any unamortized deferred loan origination costs, of $9,562 was recorded as a result of the sale. In accordance with the sale agreement, a fixed amount of excess servicing fees is set aside to absorb credit losses. The amount available to absorb credit losses at March 31, 1996 was $5,288.

(DOLLARS IN THOUSANDS) (UNAUDITED)

RECENT ACCOUNTING STATEMENT

    The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset, the enterprise should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

    SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

COMMERCIAL FRAUD LOSS

    On March 19, 1996, subsequent to the announcement of 1995 earnings, management discovered the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount that management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount currently restrained and held by federal authorities, less associated costs. The restrained assets have been turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management still believes the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

CAPITAL ONE FINANCIAL CORPORATION ("CAPITAL ONE")

    On July 27, 1994, Signet Banking Corporation ("Signet") announced plans to spin-off substantially all of its credit card business. Under such plans, designated assets and liabilities of Signet Bank's credit card division were transferred to Capital One Bank, a newly chartered limited purpose credit card bank. Capital One Bank became, in conjunction with the transfer, a wholly-owned subsidiary of Capital One, a wholly-owned subsidiary of Signet (the "Separation"). Accounts representing approximately $335 million, or 5%, of the managed credit card portfolio were retained by Signet. The Separation occurred November 22, 1994, at which time 7,125,000 shares of common stock of Capital One were sold in an initial public offering. On February 28, 1995, Signet distributed all of the common stock it held in Capital One to Signet stockholders in a tax free distribution. Included in Signet's 1995 non-interest expense is $2,018 of minority interest in Capital One's earnings. Capital One's results of operations and financial position are excluded from those of the Company for periods subsequent to February 28, 1995.

Capital One summary financial data follows:

                                                         February 28
                                                              1995

Total assets                                        $       3,639,288
Total stockholders' equity                                    492,872


                                                    Two Months Ended
                                                    February 28, 1995

Net interest income                                 $          25,167
Provision for loan losses                                       3,929

Net interest income after provision for loan losses            21,238
Non-interest income                                            87,697
Non-interest expense                                           81,510

Income before income taxes                                     27,407
Applicable income taxes                                         9,879

Net income                                          $          17,537

SIGNET BANKING CORPORATION AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE)

    Signet Banking Corporation ("Signet") completed the spin-off of its subsidiary, Capital One Financial Corporation on February 28, 1995. Due to the significance of the spin-off, PRO FORMA financial information for the first quarter of 1995 is provided below to illustrate Signet's financial results and other data assuming the spin-off had occurred prior to January 1, 1995.


                                                                                                        CONSOLIDATED
                                                          CONSOLIDATED    PRO FORMA                     Three Months
                                                         Three Months Ended March 31          Percent   Ended March 31
                                                                 1996          1995           Change       1995

EARNINGS
   Net interest income (taxable equivalent)                 $   118,378     $   121,344       (2.4)%   $   146,511
   Net interest income                                          116,234         118,082       (1.6)        143,249
   Net income                                                    31,195          26,706       16.8          42,225

PER COMMON SHARE
   Net income                                               $      0.52     $      0.45       15.6     $      0.71
   Cash dividends declared                                         0.20               -          -            0.25
   Book value                                                     14.39           13.15        9.4           13.15
   Period-end price                                               24.88           20.38       22.1           20.38

AVERAGE DAILY BALANCE
   Assets                                                   $11,067,630     $10,194,944        8.6     $12,332,189
   Earning assets                                             9,705,995       9,084,809        6.8      10,999,684
   Loans (net of unearned income)                             5,566,470       5,801,737       (4.1)      7,242,068
   Managed consumer loan portfolio                            2,951,259       2,345,509       25.8               -
   Deposits                                                   7,551,264       7,271,699        3.8       7,618,783
   Core deposits                                              7,346,635       7,064,098        4.0       7,040,471
   Common stockholders' equity                                  859,388         755,296       13.8       1,001,772
   Common shares outstanding                                 60,356,655      59,162,565        2.0      59,162,565

RATIOS
   Return on average assets                                        1.13%           1.06%       6.6            1.39%
   Return on average common stockholders' equity                  14.60           14.34        1.8           17.09
   Net yield margin                                                4.91            5.42       (9.4)           5.40
   Allowance for loan losses to:
     Non-performing loans                                        395.64          574.88      (31.2)         574.88
     Non-performing assets                                       267.85          364.76      (26.6)         364.76
     Net loans                                                     2.18            2.69      (19.0)           2.69
   Non-performing assets to loans and foreclosed properties        0.81            0.74        9.5            0.74
   Stockholders' equity to assets                                  7.19            7.36       (2.3)           7.36

AT PERIOD-END
   Assets                                                   $11,893,669     $10,477,726       13.5     $10,477,726
   Earning assets                                            10,372,978       9,337,761       11.1       9,337,761
   Loans (net of unearned income)                             5,794,051       5,647,599        2.6       5,647,599
   Managed consumer loan portfolio                            3,121,468       2,376,659       31.3       2,376,659
   Deposits                                                   7,742,593       7,397,490        4.7       7,397,490
   Core deposits                                              7,325,134       7,113,166        3.0       7,113,166
   Common stockholders' equity                                  854,653         771,476       10.8         771,476
   Non-performing assets                                         47,203          41,597       13.5          41,597
   Number of common stockholders                                 15,176          15,374       (1.3)         15,374
   Full-time employees                                            4,119           3,759        9.6           3,759
   Part-time employees                                              954           1,029       (0.1)          1,029


Note: The common stock of Signet Banking Corporation is traded on the New York
      Stock Exchange under the symbol "SBK."

Table 1

SIGNET BANKING CORPORATION
SELECTED QUARTERLY FINANCIAL INFORMATION


                                                     1ST QTR        4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                                       1996           1995           1995           1995           1995

SUMMARY OF OPERATIONS (1)
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE)

Net interest income (taxable equivalent)          $  118,378     $  117,443     $  119,482     $  120,401     $  146,511
Less: taxable equivalent adjustment                    2,144          1,848          2,538          2,955          3,262

Net interest income                                  116,234        115,595        116,944        117,446        143,249
Provision for loan losses                             11,257         18,604          8,681          4,250          7,180

Net interest income after provision
   for loan losses                                   104,977         96,991        108,263        113,196        136,069
Non-interest income                                   58,016         68,120         47,094         42,939        121,115
Non-interest expense (2)                             115,615        152,191        109,507        111,444        190,926

Income before income taxes (benefit)                  47,378         12,920         45,850         44,691         66,258
Applicable income taxes (benefit)                     16,183          3,894         15,707         15,005         24,033

Net income                                        $   31,195     $    9,026     $   30,143     $   29,686     $   42,225

Net income excluding commercial fraud loss        $   31,195     $   31,776     $   30,143     $   29,686     $   42,225

Per common share:
   Net income (2)                                 $     0.52     $     0.15     $     0.50     $     0.50     $     0.71
   Net income excluding commercial fraud loss           0.52           0.53           0.50           0.50           0.71
   Cash dividends declared                              0.20           0.20           0.17           0.17           0.25
Average common shares outstanding                 60,356,655     60,230,489     60,145,919     59,668,541     59,162,565

SELECTED AVERAGE BALANCES
(DOLLARS IN MILLIONS)
Assets                                            $   11,068     $   10,982     $   10,756     $   10,486     $   12,332
Earning assets                                         9,706          9,745          9,555          9,395         11,000
Loans (net of unearned income)                         5,566          5,598          5,825          5,837          7,242
Deposits                                               7,551          7,346          7,260          7,248          7,619
Core deposits                                          7,347          7,164          7,043          7,009          7,040
Interest bearing liabilities                           8,336          8,353          8,158          7,985          9,524
Stockholders' equity                                     859            856            824            794          1,002

RATIOS
Return on average assets (3)                            1.13%          0.33%          1.11%          1.14%          1.39%
Return on average common stockholders' equity (3)      14.60           4.18          14.51          15.00          17.09
Net loan losses to average loans                        1.04           1.12           0.89           1.27           0.33
Net interest spread                                     4.32           4.16           4.32           4.50           4.79
Net yield margin                                        4.91           4.78           4.96           5.14           5.40
At period-end:
   Allowance for loan losses to:
     Non-performing loans                             395.64         337.05         339.92         297.24         574.88
     Non-performing assets                            267.85         238.85         251.77         237.60         364.76
     Net loans                                          2.18           2.39           2.35           2.40           2.69
   Non-performing assets to loans and
     foreclosed properties                              0.81           1.00           0.93           1.01           0.74
   Stockholders' equity to assets                       7.19           7.87           7.59           7.70           7.36


(1) The 1995 numbers reflect the spin-off of Capital One on February 28, 1995.

(2) The fourth quarter of 1995 included the $35.0 million commercial fraud loss. The first quarter of 1995 included $29.0 million of credit card solicitation expense associated with Capital One.

(3) The fourth quarter 1995 return on average assets and return on average stockholders equity excluding the $35.0 million commercial fraud loss were 1.15% and 14.72%, respectively.

Table 2

SIGNET BANKING CORPORATION
NET INTEREST INCOME ANALYSIS

Taxable Equivalent Basis (IN THOUSANDS)


                                           First Quarter 1996 Compared             First Quarter 1996 Compared
                                             with First Quarter 1995                 with Fourth Quarter 1995

                                         Increase        Change due to *           Increase     Change due to *
                                        (Decrease)      Rate          Volume      (Decrease)     Rate   Volume

INTEREST INCOME:
   Loans, including fees                ($59,616)     ($36,503)     ($23,113)     ($2,873)      ($943)     ($1,930)
   Securities available for sale          14,390         1,084        13,306        6,717         539        6,178
   Investment securities                  (8,662)            0        (8,662)      (4,164)          0       (4,164)
   Other earning assets                    4,820          (809)        5,629       (4,791)        352       (5,143)

     Total interest income               (49,068)      (34,733)      (14,335)      (5,111)     (3,201)      (1,910)

INTEREST EXPENSE:
   Interest bearing deposits                 (12)        3,290        (3,302)      (1,159)     (1,925)         766
   Fed funds and repurchase agreements     2,622        (4,945)        7,567       (4,897)     (3,059)      (1,838)
   Other short-term borrowings           (14,889)            0       (14,889)           0           0            0
   Long-term borrowings                   (8,656)       (2,987)       (5,669)          10          13           (3)

     Total interest expense              (20,935)      (14,407)       (6,528)      (6,046)     (5,803)        (243)

     NET INTEREST INCOME                ($28,133)     ($19,693)      ($8,440)    $    935     $ 1,633        ($698)

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

ITEM 2.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
    Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-state bank holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. At March 31, 1996, Signet had assets of approximately $11.9 billion and provided interstate financial services through two principal subsidiaries: Signet Bank (which resulted from the merger of Signet Bank/Virginia and Signet Bank/Maryland in
1995) headquartered in Richmond, Virginia and Signet Bank N.A., headquartered in Falls Church, Virginia. The Company is in the process of merging Signet Bank N.
A. into Signet Bank and expects to complete the combination of the two banks during 1996.

    Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 244 banking offices, 252 automated teller machines and a 24-hour full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, specialized services for trust, leasing, asset based lending, cash management, real estate, insurance, consumer financing and trade finance are offered. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater, Virginia. The Company also markets several of its products nationally.

    On March 19, 1996, subsequent to the announcement of 1995 earnings, management discovered the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 ("the fraud loss") and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount that management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount currently restrained and held by federal authorities, less associated costs. The restrained assets have been turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management still believes the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

    Signet distributed all of the remaining Capital One Financial Corporation ("Capital One") common stock it held to Signet stockholders in a tax-free distribution on February 28, 1995 (the "spin-off"). Related assets of $3.6 billion and equity of $0.4 billion were spun off at this time. The spin-off created two independent financial institutions, each possessing substantial financial and managerial strength and each pursuing separate long-term business strategies.

    In 1995, Signet began construction on a new operations center located close to Richmond, Virginia which will be completed in 1996 at a total cost of approximately $55 million, the majority of which has already been incurred. Occupancy commenced during the first quarter of 1996.

    The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be attained for any other period. In addition to the discussion of consolidated information, Signet Banking Corporation excluding Capital One ("PRO FORMA") data is provided for the same periods where it was meaningful to discuss the Company's results excluding Capital One. Consolidated and PRO FORMA results are the same for time periods subsequent to February 28, 1995, the date of the spin-off. PRO FORMA financial information is provided as supplementary financial data on pages 21 through 26.

EARNINGS ANALYSIS

    Signet reported consolidated net income for the first quarter of 1996 of $31.2 million, or $.52 per share, compared with $42.2 million, or $.71 per share, in the first quarter of 1995. Consolidated earnings for the first quarter of 1995 included the results of Capital One for the two months prior to the spin-off on February 28, 1995. On a PRO FORMA basis, the first quarter 1996 net income increased 17% from $26.7 million, or $.45 per share, in the first quarter of 1995. The 1996 performance reflected a 12% increase in total revenues (net interest income and non-interest income) for the quarter compared with PRO FORMA results for the 1995 first quarter. The return on assets ("ROA") and the return on common stockholders' equity ("ROE") improved from the first quarter of 1995, on a PRO FORMA basis. For the first quarter of 1996, ROA was 1.13% and ROE was 14.60% compared with the first quarter 1995 PRO FORMA profitability ratios of 1.06% and 14.34%, respectively. These ratios are indicative of Signet's improved performance.

NET INTEREST INCOME

    Taxable equivalent net interest income, a primary contributor to earnings, totaled $118.4 million for the first quarter of 1996, a slight increase from the fourth quarter 1995 level of $117.4 million. The net interest income in the first quarter of 1996 declined 19%, from $146.5 million, in the first quarter of 1995. On a PRO FORMA basis, taxable equivalent net interest income was $121.3 million in the first quarter of 1995. The net yield margin for the first quarter of 1996 was 4.91%, a 13 basis point increase over the fourth quarter of 1995 primarily the result of lower funding rates partially offset by a change in the yield and mix on earning assets. Table 3 analyzes the change in the net yield margin from the fourth quarter of 1995 to the first quarter of 1996. The net yield margin decreased 51 basis points in the first quarter of 1996 from the net yield margin of 5.42% in the first quarter of 1995, on a PRO FORMA basis. The decrease in the net yield margin was principally the result of lower yields on earning assets and higher funding rates. The net interest spread of 4.32% for the first quarter of 1996 increased 16 basis points from the fourth quarter of 1995 and declined 51 basis points from the first quarter 1995 PRO FORMA level of 4.83%.

    Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management and trading activities. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To manage the resulting interest rate risk, Signet enters into derivative transactions. On a consolidated basis, derivative contracts, used for interest rate risk management purposes, decreased interest on earning assets by $1.8 million, $3.2 million and $3.3 million and decreased borrowing costs by $3.8 million, $3.3 million and $7.6 million for the first quarter of 1996, fourth quarter of 1995 and first quarter of 1995 on a PRO FORMA basis, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 8, 0 and 19 basis points for the respective periods.

Table 3

SIGNET BANKING CORPORATION
ANALYSIS OF CHANGE IN NET YIELD MARGIN

  Fourth Quarter 1995 versus First Quarter 1996

Net yield margin for Fourth Quarter 1995           4.78%
Lower funding costs (excluding increase in
   derivative income)                              0.17
Change in yield and mix on earning assets         (0.12)
Increase in derivative income                      0.08

Net yield margin for First Quarter 1996            4.91%

Table 4

SIGNET BANKING CORPORATION
STATEMENT OF CHANGES IN ALLOWANCE FOR LOAN LOSSES
(DOLLARS IN THOUSANDS)


                                                               Three Months Ended
                                                                Consolidated             PRO FORMA

                                                         March 31         December 31   March 31
                                                     1996        1995        1995         1995
Balance at beginning of period                     $129,702    $220,519     $129,672     $152,003
Additions to allowance charged to expense            11,257       7,180       18,604        3,251
Transfer to loans held for securitization/sale (1)               (1,489)      (2,951)        (750)
Transfer to Capital One Financial Corporation                   (68,516)
Loans charged off:
   Consumer (2)                                      11,281       9,120       13,266        4,022
   Commercial (3)                                     2,881         428        3,822          428
   Real estate-construction (3)                         839           8           63            8
   Real estate-mortgage (3)                             603         904           55          904

   Total loans charged off                           15,604      10,460       17,206        5,362
Recoveries of loans previously charged off:
   Consumer (2)                                         354       2,246          454          338
   Commercial                                           391       1,986          770        1,986
   Real estate-construction                              48         237          295          237
   Real estate-mortgage (3)                             285          26           64           26

   Total recoveries                                   1,078       4,495        1,583        2,587

Net loans charged off                                14,526       5,965       15,623        2,775

Balance at end of period                           $126,433    $151,729     $129,702     $151,729


Net loan losses (annualized) as a percentage
  of average loans:
   Consumer                                            2.29%       0.70%        2.81%        0.59%
   Commercial                                          0.34       (0.26)        0.43        (0.26)
   Real estate                                         0.58        0.28        (0.11)        0.28

     Total                                             1.04%       0.33%        1.12%        0.19%

Allowance for loan losses to net loans at
  end of period                                        2.18%       2.69%        2.39%        2.69%

    (1)The amounts transferred to loans held for sale related to Capital One assets were $0, $0 and $2,651 for the first quarter of 1996 and the first and fourth quarters of 1995, respectively.

    (2)Consumer includes loan-by-check net charge-offs as noted below:

Loan-by-check risk tests                           $  7,233    $     23     $  8,835     $     23
   Other loan-by-check                                2,672         217        1,706          217

   Total loan-by-check net charge-offs             $  9,905    $    240     $ 10,541     $    240

Average loan-by-check:
   Loan-by-check risk tests                        $158,523    $233,474     $181,357     $233,474
   Other loan-by-check                              515,743      78,423      335,685       78,423

   Total loan-by-check                             $674,266    $311,897     $517,042     $311,897

Net loan losses (annualized) as a percentage of average loan-by-check:
   Loan-by-check risk tests                           18.25%       0.04%       19.49%        0.04%
   Other loan-by-check                                 2.07        1.11         2.03         1.11

   Total loan-by-check                                 5.88%       0.31%        8.15%        0.31%

    (3)Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.

       Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
(ON A PRO FORMA BASIS)

    The $11.3 million provision for loan losses in the first quarter of 1996 represented an $8.0 million increase from the 1995 first quarter level of $3.3 million. The increase in the provision resulted primarily from growth and increased losses in the consumer loan portfolio. The Company provided $18.6 million for the allowance for loan losses in the 1995 fourth quarter which was significantly higher than previous quarters due to higher loss estimates on the loan-by-check risk tests. See the following paragraph and the Consumer Loan Growth section for further discussion concerning the loan-by-check product.

    Net charge-offs were $14.5 million in the first quarter of 1996, a $1.1 million decrease from the fourth quarter 1995 level of $15.6 million. Net charge-offs were $2.8 million in the first quarter of 1995. The $11.7 million increase in net charge-offs from the prior year first quarter was primarily caused by loan-by-check risk test charge-offs ($7.2 million) and an increase in other loan-by-check charge-offs ($2.5 million). The loan-by-check risk test charge-offs were on loans generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used when Signet expands loan-by-check solicitations. See footnote 2 to Table 4 for more detailed information on the loan-by-check charge-offs. Management expects the consumer loan charge-off ratio to decline to more moderate levels once the loans from the risk test solicitations have seasoned. Commercial net charge-offs accounted for $2.5 million of the increase in net charge-offs from the first quarter of last year for which there was sufficient specific allowance.

    The allowance for loan losses at March 31, 1996 was $126.4 million, or 2.18% of period-end loans, compared with $151.7 million, or 2.69% of loans at March 31, 1995 and the December 31, 1995 allowance of $129.7 million, or 2.39% of loans. The March 31, 1996 allowance for loan losses equated to 4.0 times non-performing loans and 2.7 times non-performing assets, down from March 31, 1995 when the allowance for loan losses amounted to 5.8 times non-performing loans and 3.6 times non-performing assets. The decline in the level of the allowance from March 31, 1995 resulted partially from $13.9 million of charge-offs related to a bulk sale of commercial real estate related loans in the second quarter of 1995 for which sufficient allowance had already been provided.

    To determine the appropriate level of allowance for loan losses, management allocates a specific amount to classified commercial and real estate loans which are individually reviewed. Classified loans represent those loans in which normal repayment of principal and interest is questionable. The credit worthiness of the borrower, the adequacy of the underlying collateral and the impact of business and economic conditions upon the borrower are all evaluated monthly. These factors lead to the risk allowance allocation.

    The consumer portfolio receives an overall allocation based on such factors as current and anticipated economic conditions, historical charge-off and recovery rates and trends in delinquencies. The remaining loan portfolios (unclassified commercial and real estate loans) are attributed allowance by applying historical loss information to the loan portfolios and taking into consideration other factors listed above. Management continuously refines this process and believes that the allowance for loan losses is adequate to cover anticipated losses in the loan portfolio under current economic conditions.

    At March 31, 1996, Signet's loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 were comprised of $26.7 million of non-accrual loans for which the related allowance was $5.4 million. The average recorded investment in impaired loans during the period ended March 31, 1996 was approximately $29.6 million. Collateral dependent loans, which were measured at the fair value of the loan's collateral made up the majority of impaired loans at March 31, 1996.

    The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset, the enterprise should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized.

    SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

NON-INTEREST INCOME (ON A PRO FORMA BASIS)

    A significant portion of Signet's revenue is derived from non-interest related sources including consumer loan servicing income, deposit account service charges, trust and investment management fees and other income. Signet's business strategies continued to emphasize non-interest operating income sources. Table 5 details the various components of non-interest income for the first quarter of 1996 compared with the first and fourth quarters of 1995. Non-interest income for the first quarter of 1996 was $58.0 million, a 55%, or $20.6 million increase over the first quarter of 1995 on a PRO FORMA basis. Non-interest income declined $10.1 million, or 15%, in the first quarter of 1996 compared with the fourth quarter of 1995.

    Several factors contributed to the increase in non-interest income in the first quarter of 1996 compared to the first quarter of 1995. Trust and other financial services income increased $2.5 million, or 35%, from additional fee income related to the Blanchard funds acquisition in the second quarter of 1995. Consumer loan servicing and service charge income increased $9.6 million, or 377%, due to the securitization of approximately $756 million of consumer loans since the end of the first quarter of 1995. A $3.5 million increase in mortgage servicing and origination resulted from a rise in mortgage loan volume due to a decline in interest rates. Signet recorded a $3.4 million gain on the sale of mortgage servicing rights in the first quarter of 1996.

Table 5

SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
NON-INTEREST INCOME AND EXPENSE

(IN THOUSANDS)


                                                           Three Months Ended
                                                           March 31          December 31
                                                       1996        1995          1995

NON-INTEREST INCOME:
   Service charges on deposit accounts               $ 16,231     $ 16,471     $ 16,816
   Consumer loan servicing and service charge income   12,156        2,551        6,468
   Gain on securitization of loans                                                9,562
   Trust and other financial services income            9,605        7,096        9,460
   Mortgage servicing and origination                   7,668        4,162        6,837
   Other service charges and fees                       3,882        3,468        3,889
   Gain on sale of mortgage servicing                   3,426
   Gains (losses) on sale of mortgage loans             1,576         (192)       5,301
   Trading profits                                        767        2,393        3,954
   Other                                                2,113        1,110        5,379

     Non-interest operating income                     57,424       37,059       67,666
   Securities available for sale gains                    592          102           20
   Investment securities gains                                         255          434

     Total non-interest income                       $ 58,016     $ 37,416     $ 68,120

NON-INTEREST EXPENSE:
   Salaries                                          $ 48,700     $ 42,638     $ 48,932
   Employee benefits                                   12,401       13,698        7,723

     Total staff expense                               61,101       56,336       56,655
   Occupancy                                           10,194        9,843        9,572
   Supplies and equipment                               9,605        8,558        9,513
   External data processing services                    7,146        6,210        7,289
   Travel and communications                            5,920        5,594        7,208
   Commercial fraud loss                                                         35,000
   Professional services                                3,313        3,386        4,938
   Public relations, sales and advertising              4,889        3,255        5,054
   Credit and collection                                1,347           72          947
   FDIC assessment                                        170        4,138          841
   Foreclosed property - net                             (820)         572         (300)
   Other                                               12,750       13,414       15,474

     Total non-interest expense                      $115,615     $111,378     $152,191




    The $10.1 million decline in non-interest income from the fourth quarter of 1995 to the first quarter of 1996 resulted primarily from a $9.6 million gain on the home equity line securitization that took place in the fourth quarter. Consumer loan servicing and service charge income increased $5.7 million, or 88%, in the first quarter of 1996 also due to the $481 million home equity line securitization in December, 1995. This increase was offset by a $3.2 million decrease in trading profits and a $3.7 million reduction in gains on the sale of mortgage loans. Signet recorded a $3.1 million gain on the sale of approximately $179 million of adjustable rate residential mortgages in December, 1995.

NON-INTEREST EXPENSE (ON A PRO FORMA BASIS)

    Non-interest expense for the first quarter of 1996 totaled $115.6 million, an increase of $4.2 million, or 4%, from the first quarter of 1995. The largest increase was $4.8 million in staff expense resulting primarily from a 9.6% increase in the number of full-time employees. Public relations, sales and marketing expense increased $1.6 million as solicitation volume increased on various consumer products. Credit and collection expenses increased $1.3 million due to increased costs associated with the growth in Signet's consumer loan portfolio. The FDIC assessment declined $4.0 million due to lower rates that became effective January 1, 1996. The $1.0 million increase in supplies and equipment expense was attributable to servicing the expanded consumer loan base.

    Non-interest expense declined $36.6 million, or 24%, in the first quarter of 1996 compared to the fourth quarter of 1995 level of $152.2 million. The $35 million fraud loss recorded in the fourth quarter accounted for most of the decrease.

    Signet's efficiency ratio (the ratio of non-interest expense, excluding foreclosed property expense, to taxable equivalent operating income) improved nearly 4 percentage points to 66.01% for the first quarter of 1996, compared with the PRO FORMA efficiency ratio of 69.95% for the first quarter of 1995. However, this ratio was up from 63.47% for the fourth quarter of 1995, excluding the fraud loss.

    In the third quarter of 1994, Signet recorded a $43.2 million restructuring charge related to a comprehensive plan for reducing costs and increasing revenue in order to enhance its competitive position. As of March 31, 1996, the amounts actually paid and charged against the restructuring liability were approximately $7.0 million for severance payments to approximately 700 employees, $2.5 million for payments made under the early retirement program and approximately $7.0 million for lease termination and other facilities related costs. In addition, $19.5 million was transferred from the restructuring liability to Signet's pension benefit liability and postretirement benefit liability and $.4 million was reallocated within the restructuring liability from accrued facilities related costs to accrued severance benefits as a result of a change in estimated costs. The remaining liability of $7.2 million is primarily comprised of accrued facilities related costs. The restructuring plan as it relates to severance, the early retirement program and lease terminations was fully implemented as of December 31, 1995. The remainder of the plan, which relates to the disposition of bank-owned properties is expected to be implemented by the end of 1996.

INCOME TAXES (ON A PRO FORMA BASIS)
Income tax expense for the first quarter of 1996 was $16.2 million compared with the first quarter 1995 expense of $14.2 million, on a PRO FORMA basis, and fourth quarter 1995 expense of $3.9 million. This represented an effective tax rate of 34.16% for the first quarter of 1996, 34.65% for the first quarter of 1995 and 30.14% for the fourth quarter of 1995. The unusually low effective tax rate for the fourth quarter of 1995 resulted primarily from the amount of tax-exempt income being unusually high in proportion to the level of pre-tax income due to the $35.0 million fraud loss.


Table 6

SIGNET BANKING CORPORATION
AVERAGE BALANCE SHEET
(DOLLARS IN THOUSANDS)

                                                                         Three Months Ended

                                                            March 31                                           December 31
                                         1996                                  1995                               1995

                                  AVERAGE     INCOME/   YIELD/      Average     Income/     Yield/    Average    Income/    Yield/
ASSETS                            BALANCE     EXPENSE    RATE       Balance     Expense      Rate     Balance    Expense    Rate
Earning assets
  (tax equivalent basis):*
      Interest bearing deposits
         with other banks      $    12,633  $    154     4.82%    $    98,271   $  1,438     5.85%  $     7,077   $    102   5.64%
      Federal funds and
         resale agreements         591,396     8,188     5.48       1,039,776     15,309     5.89       538,752      8,025   5.83
      Trading account
         securities                506,040     8,122     6.46         418,011      6,718     6.52       469,665      7,736   6.53
      Loans held for
         securitization            330,557     7,419     9.03         146,667      4,205    11.47       623,801     14,262   9.07
      Loans held for sale          389,569    10,086    10.24          94,718      1,479     6.25       369,802      8,635   9.14
      Securities available
         for sale                2,309,330    42,233     7.32       1,579,687     27,843     7.05     1,932,161     35,516   7.19
      Investment securities-
         taxable                                                      222,877      3,946     7.08       154,857      2,797   7.22
      Investment securities-
         nontaxable                                                   157,609      4,716    11.97        50,812      1,367  10.76
      Loans (net of
         unearned income):
          Consumer               1,906,768    53,062    11.19       3,946,185    117,634    11.98     1,824,487     52,026  11.33
          Commercial             2,892,389    56,506     7.86       2,362,850     47,134     8.09     2,863,087     56,975   7.90
          Real estate-
             construction          245,237     6,062     9.78         207,805      5,154     9.92       242,094      6,401  10.35
          Real estate-
            commercial
               mortgage            357,989     8,690     9.76         520,340     12,939    10.08       387,273      9,367   9.60
          Real estate-
             residential
                mortgage           164,087     3,204     7.81         204,888      4,279     8.35       281,250      5,628   8.00

              Total loans        5,566,470   127,524     9.21       7,242,068    187,140    10.48     5,598,191    130,397   9.24

Total earning assets             9,705,995  $203,726     8.44%     10,999,684   $252,794     9.32%    9,745,118   $208,837   8.50%

Non-rate related assets:
      Cash and due from banks      529,040                            505,045                           543,776
      Allowance for loan losses   (128,503)                          (196,476)                         (125,658)
      Premises and equipment
         (net)                     196,314                            228,577                           188,689
      Other assets                 764,784                            795,359                           630,085

Totl Assets                    $11,067,630                        $12,332,189                       $10,982,010

  LIABILITIES AND
     STOCKHOLDERS' EQUITY
  Interest bearing
     liabilities:
     Deposits:
          Money market and
             interest checking $   723,470  $  4,451     2.47%    $ 1,014,201   $  6,141     2.46%  $ 1,050,321   $  6,516   2.46%
          Money market savings   1,751,103    13,629     3.13       1,402,102     11,958     3.46     1,356,002     12,161   3.56
          Savings accounts       1,248,406    11,495     3.70       1,188,584     10,727     3.66     1,372,400     13,426   3.88
          Savings certificates   1,949,398    22,535     4.65       1,950,069     17,147     3.57     1,800,643     21,381   4.71
          Large denomination
             certificates          111,194     1,525     5.43         494,575      7,700     6.23       104,933      1,451   5.41
          Foreign                   93,435     1,279     5.42          83,737      1,253     5.99        77,306      1,138   5.76

               Total interest
                  bearing
                     deposits    5,877,006    54,914     3.76       6,133,268     54,926     3.63     5,761,605     56,073   3.86
       Federal funds and
          repurchase
            agreements           2,205,733    26,320     4.72       1,789,022     23,698     5.30     2,338,713     31,217   5.22
       Other short-term
          borrowings                                                  896,552     14,889     6.64
       Long-term borrowings        252,991     4,114     6.43         705,362     12,770     7.24       253,085      4,104   6.35

Total interest bearing
   liabilities                   8,335,730  $ 85,348     4.12%      9,524,204   $106,283     4.53%    8,353,403   $ 91,394   4.34%

Non-interest bearing
   liabilities:
     Demand deposits             1,674,258                          1,485,515                         1,584,375
     Other liabilities             198,254                            320,698                           188,036
  Common stockholders' equity      859,388                          1,001,772                           856,196

  Total liabilities and
     stockholders' equity      $11,067,630                        $12,332,189                       $10,982,010

  Net interest income/spread                $118,378     4.32%                  $146,511     4.79%                $117,443   4.16%

  Interest income to average
     earning assets                                      8.44%                               9.32%                           8.50%

  Interest expense to average
     earning assets                                      3.54                                3.92                            3.72

  Net yield margin                                       4.91%                               5.40%                           4.78%


* Includes the effects of taxable equivalent adjustments using a tax rate of 35%.

                                     16,17

FINANCIAL CONDITION (ON A PRO FORMA BASIS)
Average earning assets totaled $9.7 billion for the first quarter of 1996, up 7%, or $621 million, from the first quarter 1995 on a PRO FORMA basis and relatively unchanged from the fourth quarter of 1995. Loan securitizations reduced consumer loans by transferring assets off the balance sheet. Adding back average securitized loans to both years' average earning assets and adjusting for loans that may be sold to Capital One, in accordance with previously agreed upon terms of the spin-off, results in a 14% increase in managed earning assets from the first quarter of 1995, on a PRO FORMA basis, compared with the first quarter of 1996. Loans (net of unearned income) for the first quarter of 1996 averaged $5.6 billion, a 4% decline from the first quarter of 1995 PRO FORMA level of $5.8 billion and relatively level with fourth quarter of 1995. The decline from the first quarter of 1995 was primarily due to a $599 million reduction in the consumer loan portfolio as loans were reclassified to loans held for securitization, which increased $329 million over the same time periods, and then were securitized. Including securitized assets, managed loans grew $352 million during the quarter and totaled approximately $7 billion at March 31, 1996. Commercial loans increased $530 million when comparing the first quarter of 1996 to the same period in 1995, as Signet successfully targeted certain specialized industries, such as media and health care, as well as a diverse group of middle market borrowers. The drop in average real estate-residential mortgage outstandings resulted from the sale of approximately $179 million of adjustable rate mortgages in December, 1995.

    Investment securities declined from $372 million on average in the first quarter of 1995 to zero in the first quarter of 1996 reflecting the fact that the Company reclassified all of its investment securities to securities available for sale in December, 1995, as allowed by implementation guidance for SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities".

    Average securities available for sale increased $814 million, or 54%, in the first quarter of 1996 compared to the average for the first quarter of 1995, on a PRO FORMA basis. A portion of this increase resulted from the reclassification of investment securities to securities available for sale in December, 1995, as noted above.

    Interest bearing liabilities averaged $8.3 billion in the first quarter of 1996, an increase of $618 million, or 8%, from the first quarter of 1995, on a PRO FORMA basis. A $291 million decline in money market and interest checking was more than offset by a $349 million increase in money market savings. The $195 million drop in other short-term borrowings was more than offset by a $693 million increase in federal funds and repurchase agreements. Average non-interest bearing demand deposits increased 10%, or $159 million, from the first quarter of 1995, on a PRO FORMA basis, to the first quarter of 1996.

Table 7

SIGNET BANKING CORPORATION
NON-PERFORMING ASSETS
(DOLLARS IN THOUSANDS)


                                                      March 31       December 31
                                                 1996        1995       1995
Non-accrual loans:
   Commercial                                  $ 5,873     $10,998     $ 9,033
   Consumer                                      1,684       1,596       1,572
   Real estate - construction                    1,820       5,161       2,988
   Real estate - mortgage *                     22,580       8,638      24,888

     Total non-accrual loans                    31,957      26,393      38,481
Foreclosed properties                           15,246      15,204      15,822

     Total non-performing assets               $47,203     $41,597     $54,303

Percentage to loans (net of unearned) and
  foreclosed properties                           0.81%       0.74%       1.00%
Allowance for loan losses to:
   Non-performing loans                         395.64      574.88      337.05
   Non-performing assets                        267.85      364.76      238.85


    * Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
      Real estate-residential mortgage non-accrual loans were not significant for the periods presented.

RISK ELEMENTS

    Non-performing assets at March 31, 1996 totaled $47.2 million, or 0.81% of loans and foreclosed properties. This compares with $41.6 million, or 0.74% and $54.3 million, or 1.00% at March 31, 1995 and December 31, 1995, respectively. Overall non-performing commercial loans declined $5.1 million from March 31, 1995 to March 31, 1996. Over the same period, real estate-construction decreased $3.3 million and real estate-mortgage increased $13.9 million. Foreclosed properties remained level at $15.2 million and were equal to 32% of total non-performing assets and 38% of non-performing real estate assets as of March 31, 1996. In accordance with SFAS No. 114, a loan is classified as foreclosed property where possession has been taken of the collateral, regardless of whether formal foreclosure proceedings have taken place. Table 7 provides details on the various components of non-performing assets at March 31, 1996, March 31, 1995 and December 31, 1995.

Table 8

SIGNET BANKING CORPORATION
ACCRUING LOANS PAST DUE 90 DAYS OR MORE
(DOLLARS IN THOUSANDS)



                                  March 31        December 31
                             1996        1995        1995

Commercial                  $ 5,679    $ 7,279    $ 6,326
Consumer:
   Student loans             35,056     19,710     32,308
   Credit card                3,171      5,054      5,118
   Loan-by-check-risk tests   7,969        791      8,812
   Loan-by-check other        3,617        619      2,424
   Other consumer             2,366      3,010      2,068

     Total consumer          52,179     29,184     50,730
Mortgage                      6,953      5,509      9,200
Construction                    388        947        115

     Total                  $65,199    $42,919    $66,371



    Accruing loans past due 90 days or more as to principal or interest payments totaled $65.2 million, $42.9 million and $66.4 million as of March 31, 1996, March 31, 1995 and December 31, 1995, respectively. The details of these past due loans are displayed in Table 8. The past due commercial and real estate loans were in the process of collection and were adequately collateralized. Past due student loans accounted for $35.1 million, or 54%, of all past due loans. Of the past due student loan balances, 95% were indirectly government guaranteed and do not represent material loss exposure to Signet.

STOCKHOLDERS' EQUITY DATA

    Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Company in withstanding unforeseen adverse developments. At March 31, 1996, stockholders' equity totaled $855 million, an increase of $84 million, or 11%, from the March 31, 1995 level of $771 million. However, since December 31, 1995, stockholders' equity fell $9 million as the unrealized gains and losses, net of tax, on securities available for sale reduced equity by nearly $32 million in the first quarter of 1996. At March 31, 1996, the net unrealized gains, net of tax, related to securities available for sale, totaled $13.3 million. The dividends declared during the first quarter of 1996 were $11.9 million or $0.20 per common share.


Table 9

SELECTED CAPITAL DATA
(DOLLARS IN THOUSANDS)


                                                      March 31               December 31
                                                  1996        1995              1995

Qualifying common stockholders' equity         $  839,856     $  769,995     $  815,342
Less goodwill and other disallowed intangibles    (57,208)       (41,279)       (58,881)

   Total Tier I capital                           782,648        728,716        756,461
Qualifying debt                                   113,734        165,200        114,534
Qaulifying allowance for loan losses              101,844         88,308         96,751

   Total Tier II capital                          215,578        253,508        211,285

   Total risked-based capital                  $  998,226     $  982,244     $  967,746

Total risk-adjusted assets                     $8,122,928     $7,001,209     $7,707,111

RATIOS:
Tier I capital                                       9.64%         10.41%          9.82%
Total risk-based capital                            12.29          14.03          12.56
Tier I leverage                                      7.14           5.93           6.93
Tangible Tier I leverage                             6.50           5.63           6.36
Common equity to assets                              7.19           7.36           7.87
Common dividend payout ratio (year-to-date)         38.46          35.21          42.47
Book value per share                           $    14.39     $    13.15     $    14.59


    The Company's risk-based capital ratios at March 31, 1996 were 12.29% and 9.64% for Total Capital and Tier I Capital, respectively. Signet's leverage ratio at March 31, 1996 was 7.14%. The decline in these capital ratios from December 31, 1995 reflected the impact of higher asset levels at March 31, 1996 than at the prior year-end along with a decline in equity. The high asset level at March 31, 1996 is temporary since it was primarily due to certain large amounts due to and due from brokers related to purchases and sales of securities available for sale.

CONSUMER LOAN GROWTH

    In 1994, Signet expanded its use of information-based strategies to all types of consumer loans, which significantly increased growth in this portfolio. This technique involved generating a data base of potentially creditworthy customers for particular products and then following up with direct mail solicitations. Much of the growth was in a new loan product, "loan-by-check," whereby customers received a direct-mail solicitation and were offered installment loans in the form of a check. To activate the loan, the customer endorsed and deposited the check. Signet is also applying information-based strategies to home equity, student and small business loans. Solicitations in these areas are mostly in the preliminary testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically feasible for the Company. As a result of these solicitations, loans grew at a strong pace. From March 31, 1995, to March 31, 1996, the installment loan portfolio grew $496 million; the student loan portfolio (including $300 million in student loans held for securitization) increased $170 million; and the home equity loan portfolio (including $460 million of securitized loans) was up $59 million. In total, the managed consumer loan portfolio increased $745 million, or 31%. The managed consumer loan portfolio is composed of consumer loans, consumer loans held for sale, consumer loans held for securitization and securitized consumer loans, less loans that may be sold to Capital One in accordance with previously agreed upon terms of the spin-off. Securitized consumer loans are not assets of the Company and, therefore, are not shown on the balance sheet.

INTEREST RATE SENSITIVITY

    Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ALCO routinely uses derivatives such as interest rate swaps to manage the Company's interest rate risk.

    ALCO, in managing interest rate sensitivity, also uses simulations to measure the impact that market changes and alternative strategies might have on net interest income. Current period maturity, repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 2% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ALCO operates under a policy designed to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in rate sensitive income over a twelve month period.

    During the first quarter of 1996, Signet's balance sheet was in a moderately liability sensitive position. The Company has taken steps to limit its exposure to rising interest rates through the use of derivative products. At March 31, 1996, the notional values of the Company's derivative products for the purpose of managing interest rate risk were $2.8 billion of interest rate swaps, $650 million of interest rate floors and $300 million of interest rate caps.

    Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the first quarter of 1996 maintained the Company's strong liquidity position. Signet's first quarter 1996 average loan balances were entirely funded with core deposits. However approximately $462 million of core deposits transferred to another financial institution in the first quarter of 1996. These deposits were held on behalf of Capital One under terms of the separation agreement. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied on the capital markets for funding.

    For the first quarter of 1996, cash and cash equivalents increased $466 million. Cash provided by operating activities increased $497 million resulting mainly from an increase in other liabilities. Cash used by investing activities amounted to $499 million principally due to net purchases of securities available for sale and an increase in loans. Cash provided by financing activities amounted to $468 million due primarily to an increase in short-term borrowings.

                          SUPPLEMENTAL FINANCIAL DATA
               SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)

    On February 28, 1995, Signet Banking Corporation ("Signet") spun off Capital One Financial Corporation. The supplemental financial data that follows portrays Signet's financial position and results of operations on a PRO FORMA basis for the first quarter of 1995 as if the spin-off had occurred prior to January 1, 1995.

SIGNET BANKING CORPORATION (EXCLUDING CAPITAL ONE)
SELECTED QUARTERLY FINANCIAL INFORMATION
(DOLLARS IN THOUSANDS-EXCEPT PER SHARE)


                                                              1ST QTR        4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                                                 1996           1995           1995           1995           1995


EARNINGS
   Net interest income (taxable equivalent)               $   118,378    $   117,443    $   119,482    $   120,401    $   121,344
   Net interest income                                        116,234        115,595        116,944        117,446        118,082
   Net income                                                  31,195          9,026         30,143         29,686         26,706
   Net income excluding commercial fraud loss (1)              31,195         31,776         30,143         29,686         26,706

PER COMMON SHARE
   Net income                                             $      0.52    $      0.15    $      0.50    $      0.50    $      0.45
   Net income excluding commercial fraud loss (1)                0.52           0.53           0.50           0.50           0.45
   Book value                                                   14.39          14.59          14.27          13.90          13.15

AT PERIOD-END
   Earning assets                                         $10,372,978    $ 9,443,028    $ 9,911,356    $ 9,514,318    $ 9,337,761
   Loans (net of unearned income)                           5,794,051      5,416,028      5,509,437      5,684,427      5,647,599
   Managed consumer loan portfolio                          3,121,468      2,806,676      2,664,312      2,539,795      2,376,659
   Core deposits                                            7,325,134      7,413,414      7,173,040      7,106,437      7,113,166
   Number of common stockholders                               15,176         15,166         15,134         15,259         15,374
   Full-time employees                                          4,119          3,974          3,900          3,743          3,759
   Part-time employees                                            954          1,021          1,049          1,133          1,029

RATIOS
   Return on average assets (2)                                  1.13%          1.15%          1.11%          1.14%          1.06%
   Return on average common stockholders' equity (2)            14.60          14.72          14.51          15.00          14.34
   Efficiency ratio (excluding foreclosed prop. exp.) (2)       66.01          63.47          65.99          68.67          69.95
   Net interest spread                                           4.32           4.16           4.32           4.50           4.83
   Net yield margin                                              4.91           4.78           4.96           5.14           5.42
   Stockholders' equity to assets                                7.19           7.87           7.59           7.70           7.36

AVERAGE SHARES OUTSTANDING                                 60,356,655     60,230,489     60,145,919     59,668,541     59,162,565

CREDIT QUALITY DATA
   Non-performing assets                                  $    47,203    $    54,303    $    51,504    $    57,447    $    41,597
   Net charge-offs (3)                                         14,526         15,623         12,964         18,593          2,775
   Allowance for loan losses to:
     Non-performing loans                                      395.64%        337.05%        339.92%        297.24%        574.88%
     Non-performing assets                                     267.85         238.85         251.77         237.60         364.76
     Net loans                                                   2.18           2.39           2.35           2.40           2.69
     Non-performing assets to loans and
       foreclosed properties                                     0.81           1.00           0.93           1.01           0.74
   Net loan losses to average loans                              1.04           1.12           0.89           1.27           0.19


(1) The fourth quarter of 1995 included the $35.0 million commercial fraud loss.

(2) The fourth quarter 1995 return on average assets, return on average stockholders' equity and efficiency ratio have been adjusted to exclude the $35.0 million commercial fraud loss.

(3) The second quarter of 1995 included approximately $13.9 million of charge-offs related to the sale of approximately $55.0 million of real estate related loans for which there was sufficient allowance.

QUARTER-END BALANCE SHEET TREND
(IN THOUSANDS)


                                                   3/31/96        12/31/95         9/30/95         6/30/95         3/31/95


ASSETS
   Cash and due from banks                     $   477,370     $   599,113     $   498,193     $   529,205     $   541,946
   Interest bearing deposits with other banks        2,479           3,129           1,712          14,610          33,523
   Federal funds sold and resale agreements      1,048,139         460,217         425,305         638,641         772,865
   Trading account securities                      487,206         478,723         464,950         439,737         490,266
   Loans held for securitization                   300,000         389,700         750,000         450,300         150,000
   Loans held for sale                             297,147         361,260         267,535         259,372         159,224
   Securities available for sale                 2,443,956       2,333,971       2,195,180       1,651,554       1,692,387
   Investment securities                                                           297,237         375,677         391,897
   Loans
     Consumer                                    2,086,519       1,751,274       1,776,434       2,116,882       2,229,957
     Commercial                                  3,011,812       3,090,904       2,982,401       2,820,339       2,577,674
     Real estate-construction                      250,046         236,103         237,271         227,531         211,097
     Real estate mortgage-commercial               359,445         366,698         406,102         433,701         505,717
     Real estate mortgage-residential              232,322         122,584         248,145         224,433         225,477

   Gross loans                                   5,940,144       5,567,563       5,650,353       5,822,886       5,749,922
   Less: Unearned income                          (146,093)       (151,535)       (140,916)       (138,459)       (102,323)
       Allowance for loan losses                  (126,433)       (129,702)       (129,672)       (136,497)       (151,729)

        Net loans                                5,667,618       5,286,326       5,379,765       5,547,930       5,495,870
   Premises and equipment (net)                    201,690         192,431         180,549         166,731         160,672
   Interest receivable                             106,094         104,437          98,000          90,190          75,082
   Due from broker                                 299,645
   Other assets                                    562,325         768,558         534,689         458,370         513,994

        Total assets                           $11,893,669     $10,977,865     $11,093,115     $10,622,317     $10,477,726

LIABILITIES
   Non-interest bearing deposits               $ 1,713,563     $ 1,726,378     $ 1,603,922     $ 1,647,309     $ 1,533,797
   Interest bearing deposits:
     Money market and interest checking            179,609       1,102,140       1,064,412       1,038,959       1,023,532
     Money market savings                        2,405,436       1,338,985       1,337,665       1,319,829       1,382,105
     Savings accounts                              961,171       1,395,514       1,338,824       1,291,289       1,224,393
     Savings certificates                        2,065,355       1,850,397       1,828,217       1,809,051       1,949,339
     Large denomination certificates               126,077         129,711          99,890          99,020         100,987
     Foreign                                       291,382          49,846          80,318          96,084         183,337

        Total interest bearing deposits          6,029,030       5,866,593       5,749,326       5,654,232       5,863,693

        Total deposits                           7,742,593       7,592,971       7,353,248       7,301,541       7,397,490
   Securities sold under repurchase agreements   1,228,482       1,124,105       1,153,479       1,229,433       1,202,629
   Federal funds purchased                       1,002,344         780,193       1,285,918         816,946         521,295
   Other short-term borrowings                                                                                     105,408
   Long-term borrowings                            252,974         253,033         253,129         253,222         253,550
   Interest payable                                 24,873          19,460          23,455          18,030          26,047
   Due to broker                                   600,812
   Other liabilities                               186,938         344,154         181,514         185,140         199,831

        Total liabilities                       11,039,016      10,113,916      10,250,743       9,804,312       9,706,250
STOCKHOLDERS' EQUITY
   Common stock                                    296,936         296,044         295,244         294,175         293,298
   Capital surplus                                 202,513         200,093         197,911         195,899         193,986
   Retained earnings                               355,204         367,812         349,217         327,931         284,192

        Total stockholders' equity                 854,653         863,949         842,372         818,005         771,476

        Total liabilities and
          stockholders' equity                 $11,893,669     $10,977,865     $11,093,115     $10,622,317     $10,477,726


QUARTERLY INCOME TREND (EXCLUDING CAPITAL ONE)
(IN THOUSANDS)


                                                                        Three Months Ended
                                                      3/31/96    12/31/95     9/30/95     6/30/95    3/31/95

Interest income:
   Loans, including fees:
     Consumer                                        $ 53,062    $ 52,026    $ 60,296    $ 62,068    $ 70,095
     Commercial                                        55,352      56,128      53,703      50,358      46,365
     Real estate-construction                           6,062       6,402       6,080       5,628       5,152
     Real estate-commercial mortgage                    8,150       8,856       9,358      11,276      12,131
     Real estate-residential mortgage                   3,204       5,628       5,011       5,074       4,279

        Total loans, including fees                   125,830     129,040     134,448     134,404     138,022
   Interest bearing deposits with other banks             154         102         127         358       1,316
   Federal funds sold and resale agreements             8,188       8,025       7,166       8,232      12,029
   Trading account securities                           8,122       7,736       7,410       8,936       6,718
   Loans held for securitization                        7,419      14,262      11,561       6,420          73
   Loans held for sale                                 10,086       8,635       7,785       5,858       1,479
   Securities available for sale                       41,783      35,442      31,963      31,342      26,512
   Investment securities-taxable                                    2,797       4,190       4,257       3,811
   Investment securities-nontaxable                                   950       2,093       2,928       3,139

        Total interest income                         201,582     206,989     206,743     202,735     193,099
Interest expense:
   Money market and interest checking                   4,451       6,516       6,794       6,939       6,141
   Money market savings                                13,629      12,161      11,873      11,704      11,958
   Savings accounts                                    11,495      13,426      12,785      11,800      10,727
   Savings certificates                                22,535      21,381      22,070      20,747      17,147
   Large denomination certificates                      1,525       1,451       1,332       1,186       1,529
   Foreign                                              1,279       1,138       1,721       2,235       1,253

        Total interest on deposits                     54,914      56,073      56,575      54,611      48,755
   Securities sold under repurchase agreements         14,511      16,343      14,689      13,880      11,732
   Federal funds purchased                             11,809      14,874      14,211      12,266       7,295
   Other short-term borrowings                                                                413       2,761
   Long-term borrowings                                 4,114       4,104       4,324       4,119       4,474

        Total interest expense                         85,348      91,394      89,799      85,289      75,017
Net interest income                                   116,234     115,595     116,944     117,446     118,082
Provision for loan losses                              11,257      18,604       8,681       4,250       3,251

Net interest income after provision for loan losses   104,977      96,991     108,263     113,196     114,831
Non-interest income:
   Service charges on deposit accounts                 16,231      16,816      17,732      17,212      16,471
   Consumer loan servicing and service charge income   12,156       6,468       2,511       1,633       2,551
   Trust and other financial services income            9,605       9,460       8,679       7,104       7,096
   Gain on securitization of loans                                  9,562
   Other                                               19,432      25,360      17,441      16,743      10,941

        Non-interest operating income                  57,424      67,666      46,363      42,692      37,059
   Securities available for sale gains                    592          20         166         244         102
   Investment securities gains                                        434         565           3         255

        Total non-interest income                      58,016      68,120      47,094      42,939      37,416
Non-interest expense:
   Salaries                                            48,700      48,932      45,792      43,668      42,638
   Employee benefits                                   12,401       7,723      10,517      12,076      13,698
   Occupancy                                           10,194       9,572       9,635       9,434       9,843
   Supplies and equipment                               9,605       9,513       9,384       8,715       8,558
   External data processing services                    7,146       7,289       6,868       6,748       6,210
   Travel and communications                            5,920       7,208       6,138       5,604       5,594
   Commercial fraud loss                                           35,000
   Other                                               21,649      26,954      21,173      25,199      24,837

        Total non-interest expense                    115,615     152,191     109,507     111,444     111,378

Income before income taxes                             47,378      12,920      45,850      44,691      40,869
Applicable income taxes                                16,183       3,894      15,707      15,005      14,163

Net income                                           $ 31,195    $  9,026    $ 30,143    $ 29,686    $ 26,706


QUARTERLY AVERAGE BALANCE SHEET TREND (EXCLUDING CAPITAL ONE)
(IN THOUSANDS)


                                                                         Three Months Ended

                                                 3/31/96        12/31/95         9/30/95         6/30/95       3/31/95


ASSETS

Earning assets
   Interest bearing deposits with other banks $    12,633     $     7,077     $     8,136     $    22,799     $    89,749
   Federal funds sold and resale agreements       591,396         538,752         469,512         532,922         812,447
   Trading account securities                     506,040         469,665         464,254         553,080         418,011
   Loans held for securitization                  330,557         623,801         425,543         153,300           1,667
   Loans held for sale                            389,569         369,802         312,734         234,107          94,718
   Securities available for sale                2,309,330       1,932,161       1,712,148       1,679,836       1,494,844
   Investment securities-taxable                                  154,857         230,852         235,514         214,027
   Investment securities-nontaxable                                50,812         106,860         146,867         157,609
   Loans (net of unearned income)
     Consumer                                   1,906,768       1,824,487       2,182,724       2,349,345       2,505,854
     Commercial                                 2,892,389       2,863,087       2,747,241       2,553,554       2,362,850
     Real estate-construction                     245,237         242,094         230,364         217,685         207,805
     Real estate mortgage-commercial              357,989         387,273         423,622         480,112         520,340
     Real estate mortgage-residential             164,087         281,250         241,066         236,107         204,888

        Total loans                             5,566,470       5,598,191       5,825,017       5,836,803       5,801,737

          Total earning assets                  9,705,995       9,745,118       9,555,056       9,395,228       9,084,809
Non-rate related assets:
   Cash and due from banks                        529,040         543,776         533,901         509,633         503,217
   Allowance for loan losses                     (128,503)       (125,658)       (133,144)       (144,407)       (151,757)
   Premises and equipment (net)                   196,314         188,689         174,691         164,536         160,217
   Other assets                                   764,784         630,085         625,258         561,476         598,458

Total assets                                  $11,067,630     $10,982,010     $10,755,762     $10,486,466     $10,194,944

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities
   Deposits:
     Money market and interest checking       $   723,470     $ 1,050,321     $ 1,037,342     $ 1,031,701     $ 1,014,201
     Money market savings                       1,751,103       1,356,002       1,341,762       1,346,920       1,402,102
     Savings accounts                           1,248,406       1,372,400       1,315,832       1,255,593       1,188,584
     Savings certificates                       1,949,398       1,800,643       1,791,296       1,876,689       1,943,788
     Large denomination certificates              111,194         104,933         100,367          92,660         123,864
     Foreign                                       93,435          77,306         116,204         146,829          83,737

        Total interest bearing deposits         5,877,006       5,761,605       5,702,803       5,750,392       5,756,276
Federal funds and repurchase agreements         2,205,733       2,338,713       2,201,617       1,950,959       1,512,558
Other short-term borrowings                                                                        30,098         195,275
Long-term borrowings                              252,991         253,085         253,174         253,427         253,596

        Total interest bearing liabilities      8,335,730       8,353,403       8,157,594       7,984,876       7,717,705
Non-interest bearing liabilities
   Demand deposits                              1,674,258       1,584,375       1,557,185       1,497,770       1,515,423
   Other liabilities                              198,254         188,036         216,792         210,092         206,520
Common stockholders' equity                       859,388         856,196         824,191         793,728         755,296

Total liabilities and stockholders' equity    $11,067,630     $10,982,010     $10,755,762     $10,486,466     $10,194,944


IMPACT OF CONSUMER LOAN SECURITIZATIONS (EXCLUDING CAPITAL ONE)
(DOLLARS IN THOUSANDS)


                                             1ST QTR        4th Qtr        3rd Qtr        2nd Qtr        1st Qtr
                                              1996           1995           1995           1995           1995

STATEMENT OF INCOME
Net interest income                      $   116,234     $  115,595     $  116,944     $  117,446     $  118,082
Provision for loan losses                     11,257         18,604          8,681          4,250          3,251
Non-interest income                           58,016         68,120         47,094         42,939         37,416
Non-interest expense                         115,615        152,191        109,507        111,444        111,378

Income before income taxes               $    47,378     $   12,920     $   45,850     $   44,691     $   40,869

ADJUSTMENTS FOR SECURITIZATIONS
Net interest income                      $    11,072     $    7,071     $    5,889     $    7,857     $   10,917
Provision for loan losses                      2,011          1,876          2,314          3,205          4,314
Non-interest income                           (9,061)       (14,757)        (3,575)        (4,652)        (6,603)
Non-interest expense

Increase (decrease) to income before
  income taxes                           $         0     $   (9,562)    $        0     $        0     $        0

ADJUSTMENTS FOR LOANS THAT MAY BE SOLD
   TO CAPITAL ONE
Net interest income                      $    (2,724)    $   (2,951)    $   (2,632)    $   (2,218)    $   (1,758)
Provision for loan losses                          0         (3,957)        (4,352)        (4,618)        (5,595)
Non-interest income                            2,724         (1,006)        (1,720)        (2,400)        (3,837)
Non-interest expense

Increase (decrease) to income before
  income taxes                           $         0     $        0     $        0     $        0     $        0

MANAGED STATEMENT OF INCOME (ADJUSTED)
Net interest income                      $   124,582     $  119,715     $  120,201     $  123,085     $  127,241
Provision for loan losses                     13,268         16,523          6,643          2,837          1,970
Non-interest income                           51,679         52,357         41,799         35,887         26,976
Non-interest expense                         115,615        152,191        109,507        111,444        111,378

Income before income taxes               $    47,378     $    3,358     $   45,850     $   44,691     $   40,869

As reported (EXCLUDING CAPITAL ONE):
   Average earning assets                $ 9,705,995     $9,745,118     $9,555,056     $9,395,228     $9,084,809
   Return on assets                             1.13%          0.33%          1.11%          1.14%          1.06%
   Net yield margin                             4.91           4.78           4.96           5.14           5.42

On a managed basis:
   Average earning assets                $10,187,961     $9,809,244     $9,375,586     $9,237,284     $8,921,666
   Return on assets                             1.09%          0.10%          1.13%          1.15%          1.08%
   Net yield margin                             5.00           4.92           5.19           5.47           5.93

Yield on managed consumer loan portfolio       11.21%         10.85%         10.86%         10.88%         11.04%


MANAGED CONSUMER LOAN PORTFOLIO (EXCLUDING CAPITAL ONE)
(IN THOUSANDS)


                                                                         Three Months Ended

                                                   MARCH 31    December 31    September 30      June 30       March 31
                                                      1996         1995           1995            1995          1995
AVERAGE BALANCES:
   Student loans                                 $  746,038     $  683,704     $  645,145     $  922,956     $  889,679
   Installment loans                                921,869        773,134        730,186        651,052        634,387
   Home equity loans                                101,404         87,915        525,232        519,498        516,265
   Credit card                                       73,166        218,933        195,115        160,381        366,453
   Other loans                                       64,291         60,801         87,046         95,458         99,070

Sub-total average consumer loan portfolio         1,906,768      1,824,487      2,182,724      2,349,345      2,505,854

   Consumer loans held for sale                     231,968        196,296        163,082        133,163          1,131
   Credit card loans held for securitization         30,557            975        120,652        150,003          1,667
   Home equity loans held for securitization                       322,826          4,891
   Student loans held for securitization            300,000        300,000        300,000          3,297

Total average on-balance sheet portfolio          2,469,293      2,644,584      2,771,349      2,635,808      2,508,652
Securitized consumer loans                          713,934        370,180        195,390        266,493        374,583
Less loans that may be sold to Capital One         (231,968)      (306,054)      (374,960)      (424,437)      (537,726)

Total average managed consumer loan portfolio    $2,951,259     $2,708,710     $2,591,779     $2,477,864     $2,345,509

PERIOD-END BALANCES:
   Student loans                                 $  776,663     $  709,583     $  675,348     $  636,925     $  906,271
   Installment loans                              1,072,831        810,999        753,631        693,517        577,330
   Home equity loans                                111,579         87,348         89,843        524,625        512,175
   Credit card                                       64,261         81,532        197,419        167,792        136,782
   Other loans                                       61,185         61,812         60,193         94,023         97,399

Sub-total period-end consumer loan portfolio      2,086,519      1,751,274      1,776,434      2,116,882      2,229,957

   Consumer loans held for sale                     215,961        240,902        165,205        157,289        101,857
   Credit card loans held for securitization                        89,700                       150,300        150,000
   Home equity loans held for securitization                                      450,000
   Student loans held for securitization            300,000        300,000        300,000        300,000

Total period-end on-balance sheet portfolio       2,602,480      2,381,876      2,691,639      2,724,471      2,481,814
Securitized consumer loans                          734,949        665,702        290,833        213,331        320,833
Less loans that may be sold to Capital One         (215,961)      (240,902)      (318,160)      (398,007)      (425,988)

Total period-end managed consumer loan portfolio $3,121,468     $2,806,676     $2,664,312     $2,539,795     $2,376,659


Note: On March 31, 1995, Signet transferred $110 million of credit card loans to Capital One in accordance with previously agreed upon terms of the spin-off. Signet securitized $185 million of credit card loans and $481 million of home equity loans in September and December of 1995, respectively. In February, 1996, Signet securitized an additional $90 million of credit card loans.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits:
                  Exhibit 11 - Computation of Earnings Per Share

           (b)    Reports on Form 8-K:

    The Registrant filed a Current Report on Form 8-K, dated March 19, 1996, reporting that it was the victim of fraudulent commercial loan transactions amounting to approximately $81 million.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SIGNET BANKING CORPORATION

                                        (Registrant)

Date:  May 8, 1996                  /s/ David L. Brantley
                                    David L. Brantley
                                    Executive Vice President and Treasurer

Date:  May 8, 1996                 /s/ W. H. Catlett, Jr.
                                   W. H. Catlett, Jr.
                                   Executive Vice President and Controller
                                   (Principal Accounting Officer)