Form 10-Q
period 1996-06-30
SIGNET BANKING CORP
filed 1996-08-08
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Act of 1934 for the quarterly period ended June 30, 1996 or

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

                                                     Yes  X         No
                                                         ------        -----

           Common Shares outstanding as of July 31, 1996 - 59,578,574

                                     Index

                  SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                 June 30, 1996

                                                                          Page

PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements (unaudited)

                     Consolidated Balance Sheet                              3
                     Statement of Consolidated Income                        4
                     Statement of Consolidated Cash Flows                    5
                     Statement of Changes in Consolidated
                          Stockholders' Equity                               6
                     Supplemental Notes to Quarterly Financial Statements    6

            Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations               11

PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                      24

            Item 4.  Submission of Matters to a Vote of Security Holders    24

            Item 6.  Exhibits and Reports on Form 8-K                       25

SIGNATURES                                                                  25

PART 1. FINANCIAL INFORMATION

Signet Banking Corporation
Item 1. Financial Statements
Consolidated Balance Sheet
(in thousands--except per share) (unaudited)


- -------------------------------------------------------------------------------------------------------
                                                                       June 30             December 31
                                                                 1996          1995           1995
- -------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                       $  533,728    $  529,205    $  599,113
Interest bearing deposits with other banks                         1,977        14,610         3,129
Federal funds sold and securities purchased
    under resale agreements                                      599,027       638,641       460,217
Trading account securities                                       546,756       439,737       478,723
Loans held for securitization                                    300,000       450,300       389,700
Loans held for sale                                              320,316       259,372       361,260
Securities available for sale                                  2,547,445     1,651,554     2,333,971
Investment securities                                                          375,677
Loans:
   Consumer                                                    2,016,363     2,116,882     1,751,274
   Commercial                                                  3,209,292     2,820,339     3,090,904
   Real estate-construction                                      255,822       227,531       236,103
   Real estate-commercial mortgage                               332,856       433,701       366,698
   Real estate-residential mortgage                              258,996       224,433       122,584
- -----------------------------------------------------------------------------------------------------
     Gross loans                                               6,073,329     5,822,886     5,567,563
     Less: Unearned income                                      (161,109)     (138,459)     (151,535)
           Allowance for loan losses                            (126,442)     (136,497)     (129,702)
- -----------------------------------------------------------------------------------------------------
   Net loans                                                   5,785,778     5,547,930     5,286,326
Premises and equipment (net)                                     195,410       166,731       192,431
Interest receivable                                              116,767        90,190       104,437
Other assets                                                     578,609       458,370       768,558
- -----------------------------------------------------------------------------------------------------
   Total assets                                              $11,525,813   $10,622,317   $10,977,865
- -----------------------------------------------------------------------------------------------------
Liabilities
Non-interest bearing deposits                                $ 1,669,006   $ 1,647,309   $ 1,726,378
Interest bearing deposits:
   Interest bearing demand                                     2,530,148     2,358,788     2,441,125
   Savings accounts                                              705,910     1,291,289     1,395,514
   Savings certificates                                        2,290,154     1,809,051     1,850,397
   Large denomination certificates                               146,500        99,020       129,711
   Foreign                                                       138,168        96,084        49,846
- -----------------------------------------------------------------------------------------------------
     Total interest bearing deposits                           5,810,880     5,654,232     5,866,593
- -----------------------------------------------------------------------------------------------------
        Total deposits                                         7,479,886     7,301,541     7,592,971
Securities sold under repurchase agreements                    1,767,963     1,229,433     1,124,105
Federal funds purchased                                          948,969       816,946       780,193
Long-term borrowings                                             250,021       253,222       253,033
Interest payable                                                  26,010        18,030        19,460
Other liabilities                                                190,616       185,140       344,154
- -----------------------------------------------------------------------------------------------------
   Total liabilities                                          10,663,465     9,804,312    10,113,916
Stockholders' Equity
Common stock, $5 par value; authorized 100,000,000 shares,
   issued and outstanding 59,563,853, 58,835,011 and
   59,208,745 shares, respectively                               297,819       294,175       296,044
Capital surplus                                                  204,763       195,899       200,093
Retained earnings                                                359,766       327,931       367,812
- -----------------------------------------------------------------------------------------------------
   Total stockholders' equity                                    862,348       818,005       863,949
- -----------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                $11,525,813   $10,622,317   $10,977,865
- -----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Signet Banking Corporation
Statement of Consolidated Income
(in thousands--except per share) (unaudited)


- -------------------------------------------------------------------------------------------------------
                                               Three Months Ended June 30     Six Months Ended June 30
                                                  1996             1995          1996          1995
- -------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees:
     Consumer                                   $ 54,725        $ 62,068       $107,787     $179,702
     Commercial                                   56,568          50,358        111,920       96,723
     Real estate-construction                      6,064           5,628         12,126       10,780
     Real estate-commercial mortgage               7,710          11,276         15,860       23,407
     Real estate-residential mortgage              4,176           5,074          7,380        9,353
- -----------------------------------------------------------------------------------------------------
        Total loans, including fees              129,243         134,404        255,073      319,965
   Interest bearing deposits with other banks         43             358            197        1,796
   Federal funds sold and resale agreements        9,543           8,232         17,731       23,541
   Trading account securities                      7,865           8,936         15,987       15,654
   Loans held for securitization                   5,992           6,420         13,411       10,625
   Loans held for sale                             9,579           5,858         19,665        7,337
   Securities available for sale                  43,961          31,342         85,744       59,079
   Investment securities-taxable                                   4,257                       8,203
   Investment securities-nontaxable                                2,928                       6,067
- -----------------------------------------------------------------------------------------------------
        Total interest income                    206,226         202,735        407,808      452,267
Interest expense:
   Interest bearing demand                        18,209          18,643         36,289       36,742
   Savings accounts                                7,530          11,800         19,025       22,527
   Savings certificates                           25,395          20,747         47,930       37,894
   Large denomination certificates                 1,731           1,186          3,256        8,886
   Foreign                                         2,415           2,235          3,694        3,488
- -----------------------------------------------------------------------------------------------------
        Total interest on deposits                55,280          54,611        110,194      109,537
   Securities sold under repurchase agreements    17,084          13,880         31,595       25,707
   Federal funds purchased                        12,693          12,266         24,502       24,137
   Other short-term borrowings                                       413                      15,302
   Long-term borrowings                            3,796           4,119          7,910       16,889
- -----------------------------------------------------------------------------------------------------
        Total interest expense                    88,853          85,289        174,201      191,572
- -----------------------------------------------------------------------------------------------------
Net interest income                              117,373         117,446        233,607      260,695
Provision for loan losses                         13,794           4,250         25,051       11,430
- -----------------------------------------------------------------------------------------------------
Net interest income after provision for
   loan losses                                   103,579         113,196        208,556      249,265
Non-interest income:
   Service charges on deposit accounts            17,100          17,212         33,331       33,683
   Consumer loan servicing and service
       charge income                              15,276           1,633         27,432       85,410
   Trust and other financial services income      10,108           7,104         19,713       14,445
   Other                                          21,223          16,743        40,6552        9,912
- -----------------------------------------------------------------------------------------------------
     Non-interest operating income                63,707          42,692        121,131      163,450
   Securities available for sale gains               164             244            756          346
   Investment securities gains                                         3                         258
- -----------------------------------------------------------------------------------------------------
        Total non-interest income                 63,871          42,939        121,887      164,054
Non-interest expense:
   Salaries                                       52,302          43,668        101,002      101,369
   Employee benefits                              10,466          12,076         22,867       30,417
   Occupancy                                       9,520           9,434         19,714       21,388
   Supplies and equipment                          9,985           8,715         19,590       23,241
   External data processing services               8,333           6,748         15,479       15,794
   Travel and communications                       6,706           5,604         12,626       18,757
   Credit card solicitation                                                                   29,050
   Other                                          24,199          25,199         45,848       62,354
- -----------------------------------------------------------------------------------------------------
        Total non-interest expense               121,511         111,444        237,126      302,370
- -----------------------------------------------------------------------------------------------------
Income before income taxes  (Capital
 One Financial Corporation  amounted to $0,
 $0, $0 and $27,407, respectively)                45,939          44,691         93,317      110,949
 Applicable income taxes                          15,458          15,005         31,641       39,038
- -----------------------------------------------------------------------------------------------------
Net income                                      $ 30,481        $ 29,686       $ 61,676     $ 71,911
- -----------------------------------------------------------------------------------------------------
Earnings per common share                         $ 0.50          $ 0.50         $ 1.02       $ 1.21
Cash dividends declared per share                   0.20            0.17           0.40         0.42
Average common shares outstanding                 60,502          59,760         60,429       59,462
- -----------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Cash Flows
(in thousands)(unaudited)


- -----------------------------------------------------------------------------------------------------
                                                                            Six months ended June 30
                                                                               1996           1995
- -----------------------------------------------------------------------------------------------------
Operating Activities
   Net income                                                                 $ 61,676      $ 71,911
   Adjustments to reconcile net income to net cash (used)
       provided by operating activities:
     Provision for loan losses                                                  25,051        11,430
     Provision and writedowns on foreclosed property                                86         1,924
     Depreciation and amortization                                              20,003        17,417
     Investment securities gains                                                                (258)
     Securities available for sale gains                                          (756)         (346)
     (Increase) decrease in interest receivable                                (12,330)        8,367
     Decrease (increase) in other assets                                       179,700      (304,084)
     Increase in interest payable                                                6,550         8,369
     Decrease in other liabilities                                            (192,792)      (13,659)
     Proceeds from securitization of credit card loans                          90,000
     Proceeds from sales of loans held for sale                             16,175,617    17,543,403
     Purchases and originations of loans held for sale                     (16,103,597)  (17,733,269)
     Proceeds from sales of trading account securities                       8,405,720     8,348,697
     Purchases of trading account securities                                (8,473,753)   (8,435,394)
- -----------------------------------------------------------------------------------------------------
        Net cash provided (used) by operating activities                       181,175      (475,492)
Investing Activities
   Proceeds from maturities of investment securities                                          35,748
   Purchases of investment securities                                                        (25,511)
   Proceeds from sales of securities available for sale                        812,459       489,794
   Proceeds from maturities of securities available for sale                   275,049       460,980
   Purchases of securities available for sale                               (1,303,843)   (1,711,711)
   Net increase in loans                                                      (558,069)     (851,348)
   Recoveries of loans previously charged-off                                    2,190         6,791
   Purchases of premises and equipment                                         (15,909)      (33,913)
- -----------------------------------------------------------------------------------------------------
        Net cash used by investing activities                                 (788,123)   (1,629,170)
Financing Activities
   Net (decrease) increase in deposits                                        (113,085)      102,926
   Net increase (decrease) in short-term borrowings                            812,634      (200,288)
   Increase in Capital One Financial Corporation
     long-term debt prior to spin-off                                                      1,388,153
   Net decrease in other long-term debt                                         (3,012)         (419)
   Net issuance (purchase) of common stock                                       6,445        (1,979)
   Payment of cash dividends                                                   (23,761)      (24,638)
- -----------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                              679,221     1,263,755
- -----------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                72,273      (840,907)
Cash and cash equivalents at beginning of period                             1,062,459     2,023,363
- -----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 1,134,732   $ 1,182,456
- -----------------------------------------------------------------------------------------------------
Supplemental disclosures
   Interest paid                                                             $ 167,652     $ 204,620
   Income taxes paid                                                             9,697        20,710
   Transfer of loans to foreclosed property                                      6,100           214
   Transfer of loans to loans held for securitization                                        450,000
- -----------------------------------------------------------------------------------------------------


See notes to consolidated financial statements

Signet Banking Corporation

Statement of Changes in Consolidated Stockholders' Equity
(in thousands) (unaudited)


- -----------------------------------------------------------------------------------------------------
                                                                   Common       Capital     Retained
                                                                    Stock       Surplus     Earnings
- -----------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1996
Balance at beginning of period                                    $296,044     $200,093     $367,812
Net income                                                                                    61,676
Issuance of Common Stock                                             1,775        4,670
Cash dividends                                                                               (23,761)
Net unrealized losses on securities
   available for sale, net of tax benefit of $24,748                                         (45,961)
- -----------------------------------------------------------------------------------------------------
Balance at end of period                                          $297,819     $204,763     $359,766
- -----------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1995

Balance at beginning of period                                   $ 293,184    $ 198,869    $ 619,426
Net income                                                                                    71,911
Issuance of Common Stock                                             2,283        4,237
Purchase of Common Stock                                            (1,292)      (7,207)
Cash dividends                                                                               (24,638)
Spin-off of Capital One Financial Corporation                                               (383,200)
Net unrealized gains on securities
   available for sale, net of tax of $23,925                                                  44,432
- -----------------------------------------------------------------------------------------------------
Balance at end of period                                         $ 294,175    $ 195,899    $ 327,931
- -----------------------------------------------------------------------------------------------------


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

Statement of Consolidated Cash Flows

Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. A significant noncash transaction in the first six months of 1995 included a transfer of $3,639,288 of assets (primarily $2,538,554 of loans), $3,256,088 of liabilities (primarily $1,388,153 related to long-term borrowings) and a decrease in retained earnings of $383,200 related to the spin-off of Capital One.

Securities Available for Sale

Securities available for sale are summarized as follows:


                                       June 30, 1996          June 30, 1995        December 31, 1995
                                                 Fair                  Fair                   Fair
                                     Cost        Value      Cost       Value       Cost      Value
- -----------------------------------------------------------------------------------------------------
U.S. Government and agency
    obligations -
   Mortgage-backed securities     $1,896,047 $1,890,831  $1,085,645 $1,121,329 $1,478,517  $1,530,818
   Other                             452,014    456,124     413,888    422,333    562,815     583,275
States and political subdivisions     33,774     34,702         111        119     53,031      54,696
Other                                170,324    165,788     119,794    107,773    173,137     165,182
- -----------------------------------------------------------------------------------------------------
    Total                         $2,552,159 $2,547,445  $1,619,438 $1,651,554 $2,267,500  $2,333,971
- -----------------------------------------------------------------------------------------------------

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

Net Unrealized Gains (Losses) on Securities Available-for-Sale, Net of Tax

- --------------------------------------------------------------------------------

                                                    Six Months Ended
                                                         June 30

                                                  1996             1995
- --------------------------------------------------------------------------------
Balance at beginning of period                  $ 45,202        $(21,790)
   First Quarter                                 (31,940)         20,386
   Second Quarter                                (14,021)         24,046
- --------------------------------------------------------------------------------
Total change                                     (45,961)         44,432
- --------------------------------------------------------------------------------
Balance at end of period                         $  (759)       $ 22,642
- --------------------------------------------------------------------------------

Securitizations

The Company securitized $90,000 of credit card receivables in February, 1996 and $185,000 in September, 1995. These transactions were recorded as sales in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." Proceeds from these sales in 1996 and 1995 totaled $90,000 and $184,900, respectively. Receivables outstanding under credit card securitizations were $275,000 at June 30, 1996. Recourse obligations related to these transactions are not material. Excess servicing fees related to the credit card securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses, and a normal servicing fee, which is also retained by the Company. In accordance with the sale agreements, a fixed amount of excess servicing fees may be set aside to absorb credit losses. The amount available to absorb credit losses was zero at June 30, 1996.

In December, 1995, the Company also securitized $480,702 of home equity lines of credit. This transaction was also recorded as a sale in accordance with SFAS No.
77. Proceeds from the sale totaled $478,794. Receivables outstanding under this securitization were $438,368 at June 30, 1996. Recourse obligations related to this transaction are not material. A gain, equal to the present value of anticipated future net cash flows, net of transaction expenses and any unamortized deferred loan origination costs, of $9,562 was recorded as a result of the sale. Gains resulting from ongoing sales of receivables are recorded over the life of the transaction. In accordance with the sale agreement, a fixed amount of excess servicing fees is set aside to absorb credit losses. The amount available to absorb credit losses at June 30, 1996 was $5,288.

Recent Accounting Statements

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," on January 1, 1996. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In determining the recoverability of an asset, the enterprise should estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying amount of the asset, an impairment loss would be recognized. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less selling costs. Adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

In June 1996, the Financial Accounting Standards Board issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides accounting for transfers and servicing of financial assets and extinguishment of liabilities. In accordance with the statement, an entity recognizes the financial assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities would subsequently be measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company is currently in the process of assessing the impact of adopting SFAS 125.

Commercial Fraud Loss

On March 19, 1996, subsequent to the announcement of 1995 earnings, Signet's management discovered the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. After taking into account sales of interests in and repayments of such loans, the Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount that management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount currently restrained by federal authorities, less associated costs. The restrained assets were turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

Capital One Financial Corporation ("Capital One")

On February 28, 1995, Signet distributed to Signet stockholders in a tax free distribution all of the common stock it held in Capital One. Included in Signet's six months ended June 30, 1995 non-interest expense is $2,018 of minority interest in Capital One's earnings. Capital One's results of operations and financial position are excluded from the Company for periods subsequent to February 28,1995.

Capital One summary financial data follows:

                                                   Two Months Ended
                                                   February 28, 1995

- ---------------------------------------------------------------------------
Net interest income                                     $25,167
Provision for loan losses                                 3,929
- ---------------------------------------------------------------------------
Net interest income after provision for loan losses      21,238
Non-interest income                                      87,679
Non-interest expense                                     81,510
- ---------------------------------------------------------------------------
Income before income taxes                               27,407
Applicable income taxes                                   9,870
- ---------------------------------------------------------------------------
Net income                                              $17,537

Signet Banking Corporation and Subsidiaries
Financial Highlights
(dollars in thousands--except per share)

Signet Banking Corporation (Signet) completed the spin-off of its subsidiary, Capital One Financial Corporation on February 28, 1995. Due to the significance of the spin-off, pro forma financial information for the first six months of 1995 is provided below to illustrate Signet's financial results and other data assuming the spin-off had occurred prior to January 1, 1995.



- -----------------------------------------------------------------------------------------------------
                                   Consolidated           Consolidated Pro Forma        Consolidated
                                Three Months Ended          Six Months Ended         Six Months Ended

                                      June 30       Percent         June 30        Percent   June 30
                                 1996       1995    Change      1996      1995     Change      1995
- -----------------------------------------------------------------------------------------------------
Earnings
   Net interest income
     (taxable equivalent)   $  119,122   $ 120,401    (1.1)% $ 237,500 $ 241,745    (1.8)% $ 266,912
   Net interest income         117,373     117,446    (0.1)    233,607   235,528    (0.8)    260,695
   Net income                   30,481      29,686     2.7      61,676    56,392     9.4      71,911
- -----------------------------------------------------------------------------------------------------
Per Common Share
   Net income                  $  0.50     $  0.50      --     $  1.02   $  0.95     7.4     $  1.21
   Cash dividends declared        0.20        0.17    17.6        0.40        --      --        0.42
   Book value                    14.48       13.90     4.2
   Period-end price              23.25       21.88     6.3
- -----------------------------------------------------------------------------------------------------
Average Daily Balance
   Assets                  $11,346,682 $10,486,466     8.2 $11,207,156 $10,341,511   8.4 $11,404,229
   Earning assets           10,075,496   9,395,228     7.2   9,890,747   9,240,876   7.0  10,193,024
   Loans (net of
       unearned income)      5,814,446   5,836,803    (0.4)  5,690,458   5,819,367  (2.2)  6,535,555
   Managed loan portfolio    6,840,564   5,965,322    14.7   6,725,763   5,804,252  15.9   8,384,076
   Deposits                  7,525,462   7,248,162     3.8   7,538,362   7,259,866   3.8   7,432,448
   Core deposits             7,219,199   7,008,673     3.0   7,282,917   7,036,233   3.5   7,024,484
   Common stockholders'
       equity                  847,007     793,728     6.7     853,198     774,618  10.1     897,175
   Common shares
       outstanding          60,502,076  59,760,041     1.2  60,429,366  59,461,721   1.6  59,461,721
- -----------------------------------------------------------------------------------------------------
Ratios
- -----------------------------------------------------------------------------------------------------
   Return on average assets       1.08%       1.14%   (5.3)       1.11%       1.10%  0.9        1.27%
   Return on average common
     stockholders' equity        14.47       15.00    (3.5)      14.54       14.68  (1.0)      16.16
   Net yield margin               4.75        5.14    (7.6)       4.83        5.28  (8.5)       5.28
   Allowance for loan losses to:
     Non-performing loans       371.73      297.24    25.1
     Non-performing assets      230.46      237.60    (3.0)
     Net loans                    2.14        2.40   (10.8)
   Non-performing assets to loans
     and foreclosed properties    0.92        1.01    (8.9)
   Stockholders' equity to assets 7.48        7.70    (2.9)
- -----------------------------------------------------------------------------------------------------
At Period-end
   Assets                  $11,525,813 $10,622,317     8.5
   Earning assets           10,227,741   9,514,318     7.5
   Loans (net of
      unearned income)       5,912,220   5,684,427     4.0
   Managed loan portfolio    6,925,588   6,107,340    13.4
   Deposits                  7,479,886   7,301,541     2.4
   Core deposits             7,195,218   7,106,437     1.2
   Common stockholders'
       equity                  862,348     818,005     5.4
   Non-performing assets        54,864     57,447    (4.5)
   Number of common
       stockholders             15,137     15,259    (0.8)
   Full-time employees           4,221      3,743    12.8
   Part-time employees           1,003      1,133   (11.5)
- -----------------------------------------------------------------------------------------------------

Note: The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."

Table 1
Signet Banking Corporation
Selected Quarterly Financial Information

- --------------------------------------------------------------------------------------------------------------

                                                      2nd Qtr     1st Qtr     4th Qtr      3rd Qtr    2nd Qtr
                                                       1996        1996        1995         1995       1995

- --------------------------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands--except per share)

Net interest income (taxable equivalent)             $119,122    $118,378    $117,443    $119,482   $120,401
Less: taxable equivalent adjustment                     1,749       2,144       1,848       2,538      2,955
- --------------------------------------------------------------------------------------------------------------
Net interest income                                   117,373     116,234     115,595     116,944    117,446
Provision for loan losses                              13,794      11,257      18,604       8,681      4,250
- --------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                     103,579     104,977      96,991     108,263    113,196
Non-interest income                                    63,871      58,016      68,120      47,094     42,939
- --------------------------------------------------------------------------------------------------------------
Non-interest expense (1)                              121,511     115,615     152,191     109,507    111,444
- --------------------------------------------------------------------------------------------------------------
Income before income taxes                             45,939      47,378      12,920      45,850     44,691
Applicable income taxes                                15,458      16,183       3,894      15,707     15,005
- --------------------------------------------------------------------------------------------------------------
Net income                                           $ 30,481    $ 31,195    $  9,026    $ 30,143   $ 29,686
Net income excluding commercial fraud loss           $ 30,481    $ 31,195    $ 31,776    $ 30,143   $ 29,686
- --------------------------------------------------------------------------------------------------------------
Per common share:
  Net income (1)                                     $   0.50    $   0.52    $   0.15    $   0.50   $   0.50
  Net income excluding commercial fraud loss             0.50        0.52        0.53        0.50       0.50
  Cash dividends declared                                0.20        0.20        0.20        0.17       0.17
  Book value                                            14.48       14.39       14.59       14.27      13.90

Average common shares outstanding                  60,502,076  60,356,655  60,230,489  60,145,919 59,760,041

Selected Average Balances
(dollars in millions)
Assets                                               $ 11,347    $ 11,068    $ 10,982    $ 10,756   $ 10,486
Earning assets                                         10,075       9,706       9,745       9,555      9,395
Loans (net of unearned income)                          5,814       5,566       5,598       5,825      5,837
Managed loan portfolio                                  6,841       6,611       6,482       6,234      5,965
Deposits                                                7,525       7,551       7,346       7,260      7,248
Core deposits                                           7,219       7,347       7,164       7,043      7,009
Interest bearing liabilities                            8,694       8,336       8,353       8,158      7,985
Stockholders' equity                                      847         859         856         824        794

Ratios
Return on average assets (2)                             1.08%       1.13%       0.33%       1.11%      1.14%
Return on average common stockholders' equity (2)       14.47       14.60        4.18       14.51      15.00
Efficiency ratio (excluding foreclosed prop. exp.) (3)  66.16       66.23       63.47       65.99      68.67
Net interest spread                                      4.19        4.32        4.16        4.32       4.50
Net yield margin                                         4.75        4.91        4.78        4.96       5.14
Stockholders' equity to assets                           7.48        7.19        7.87        7.59       7.70

Credit Quality Data
Non-performing assets                                $ 54,864    $ 47,203    $ 54,303    $ 51,504   $ 57,447
Net charge-offs (4)                                    13,785      14,526      15,622      12,965     18,593
Allowance for loan losses to:
  Non-performing loans                                 371.73%     395.64%     337.05%     339.92%    297.24%
  Non-performing assets                                230.46      267.85      238.85      251.77     237.60
  Net loans                                              2.14        2.18        2.39        2.35       2.40
Non-performing assets to loans and
  foreclosed properties                                  0.92        0.81        1.00        0.93       1.01
Net loan losses to average loans                         0.95        1.04        1.12        0.89       1.27
- --------------------------------------------------------------------------------------------------------------

(1) The fourth quarter of 1995 included a $35.0 million commercial fraud loss.
(2) The fourth quarter 1995 return on average assets and return on average stockholders equity excluding the $35.0 million commercial fraud loss were 1.15% and 14.72%, respectively.
(3) The fourth quarter 1995 efficiency ratio excludes the $35.0 million commercial fraud loss.
(4) The second quarter of 1995 included approximately $13.9 million of charge-offs related to the sale of approximately $55.0 million of real estate related loans for which there was sufficient allowance.

Table 2
Signet Banking Corporation
Net Interest Income Analysis
Taxable Equivalent Basis (in thousands)

- ---------------------------------------------------------------------------------------------------------------------------
                               Second Quarter 1996 Compared      Second Quarter 1996 Compared  YTD June 30, 1996 Compared
                                 with Second Quarter 1995          with First Quarter 1996       with YTD June 30, 1995
- ---------------------------------------------------------------------------------------------------------------------------
                                 Increase      Change due to *   Increase   Change due to *   Increase    Change due to *
                                (Decrease)     Rate    Volume   (Decrease)  Rate    Volume   (Decrease)    Rate    Volume
- ---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees          $(5,188)  $ (4,985) $   (203)   $3,114   $(2,450) $5,564    $(64,804) $(16,059) $(48,745)
   Securities available for sale   12,903        204    12,699     2,082       770   1,312      27,293       643    26,650
   Investment securities           (8,648)         0    (8,648)        0         0       0     (17,310)        0   (17,310)
   Other earning assets             3,218     (7,141)   10,359      (947)   (1,298)    351       8,038    (3,700)   11,738
- ---------------------------------------------------------------------------------------------------------------------------
        Total interest income       2,285    (19,037)   21,322     4,249    (3,383)  7,632     (46,783)  (26,473)  (20,310)

Interest expense:
   Interest bearing deposits          669     (1,965)    2,634       366      (343)    709         657       734       (77)
   Fed funds and repurchase
     agreements                     3,631     (5,855)    9,486     3,457        42   3,415       6,253    (3,386)    9,639
   Other short-term borrowings       (413)         0      (413)        0         0       0     (15,302)        0   (15,302)
   Long-term borrowings              (323)      (306)      (17)     (318)     (279)    (39)     (8,979)     (987)   (7,992)
- ---------------------------------------------------------------------------------------------------------------------------
        Total interest expense      3,564     (6,613)   10,177     3,505      (191)  3,696     (17,371)   (9,641)   (7,730)
        Net interest income       $(1,279)  $(14,189)  $12,910    $  744   $(3,816) $4,560    $(29,412) $(17,362) $(12,050)
- ---------------------------------------------------------------------------------------------------------------------------

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amountof the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

Signet Banking Corporation and Subsidiaries
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
- -------------------------------------------------------------------------------

Introduction

Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-state bank holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. At June 30, 1996, Signet had assets of approximately $11.5 billion and provided interstate financial services through its principal subsidiary, Signet Bank, a Virginia banking corporation headquartered in Richmond, Virginia. Signet Bank was formed by the merger of Signet Bank/Virginia and Signet Bank/Maryland in 1995. In 1996, Signet Bank N.A. also merged into Signet Bank.

     Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 241 banking offices, 252 automated teller machines and a 24-hour full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, specialized services for trust, leasing, asset based lending, cash management, real estate, insurance, consumer financing and trade finance are offered. Signet's primary market area extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater, Virginia. The Company markets several of its products nationally.

     On March 19, 1996, subsequent to the announcement of 1995 earnings, Signet's management discovered the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 ("the fraud loss") and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount currently restrained by federal authorities, less associated costs. The restrained assets were turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

     On February 28, 1995, Signet distributed all of the remaining Capital One Financial Corporation ("Capital One") common stock it held to Signet stockholders in a tax-free distribution (the "spin-off"). Related assets of $3.6 billion and equity of $0.4 billion were spun off at this time. The spin-off created two independent financial institutions, each possessing substantial financial and managerial strength and each pursuing separate long-term business strategies.

     In 1995, Signet began construction on a new operations center located close to Richmond, Virginia which will be completed in 1996 at a total cost of approximately $55 million, the majority of which has already been incurred. Occupancy will be completed during the third quarter of 1996.

     The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results to be attained for any other period. In addition to the discussion of consolidated information, Signet Banking Corporation excluding Capital One ("pro forma") data is provided for the same periods where it was meaningful to discuss the Company's results excluding Capital One. Consolidated and pro forma results are the same for time periods subsequent to February 28, 1995, the date of the spin-off.

Earnings Analysis

Signet reported consolidated net income for the 1996 second quarter of $30.5 million, or $.50 per share, compared with $29.7 million, or $.50 per share, in the second quarter of 1995. Net income for the first six months of 1996 was $61.7 million, or $1.02 per share, compared with $71.9 million, or $1.21 per share, for the same period last year. Consolidated earnings for the first six months of 1995 included the results of Capital One for the two months prior to the spin-off on February 28, 1995. The first six months' 1996 net income increased 9% from $56.4 million, or $.95 per share, in the first six months of 1995, on a pro forma basis. The 1996 performance reflected a 13% increase in total revenues (net interest income and non-interest income) for the quarter compared with pro forma results for the 1995 first six months.

     The return on assets ("ROA") for the quarter and six months ended June 30, 1996 was 1.08% and 1.11%, respectively. This compares with 1.14% and 1.27% for the comparable periods last year. The ROA for the first six months of 1996 was up slightly from the 1.10% reported for the first half of 1995, on a pro forma basis. The return on equity ("ROE") for the quarter and six months ended June 30, 1996 was 14.47% and 14.54%, respectively. This compares with 15.00% and 16.16% for the comparable periods last year. The ROE for the first six months of 1996 was down slightly from 14.68% for the first half of 1995, on a pro forma basis, as the average equity grew at a faster rate than income.

Net Interest Income

Taxable equivalent net interest income, a primary contributor to earnings, totaled $119.1 million for the 1996 second quarter and $237.5 million for the six months ended June 30, 1996. The net interest income in the second quarter of 1996 was relatively flat compared with the $120.4 million reported in the second quarter of 1995. On a pro forma basis, taxable equivalent net interest income amounted to $241.7 million in the first half of 1995. The net yield margin for the second quarter of 1996 was 4.75%, a 16 basis point decline from the first quarter of 1996, primarily the result of a change in the yield and mix on earning assets. Table 3 analyzes the change in the net yield margin from the first to the second quarter of 1996. The second quarter 1996 net yield margin decreased 39 basis points from 5.14% in the second quarter of 1995. The decline in the net yield margin was principally the result of lower yields on earning assets partially offset by lower funding rates. The lower yield on earning assets from the same quarter last year was partly due to the securitization of higher yielding home equity line and credit card loans. The net interest spread of 4.19% for the second quarter of 1996 declined 13 basis points from the first quarter of 1996 and declined 31 basis points from the second quarter 1995 level of 4.50%.

     Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management and trading activities. For Signet's core business, variable rate assets generally exceed variable rate liabilities. To manage the resulting interest rate risk, Signet enters into derivative transactions. Derivative contracts, used for interest rate risk management purposes, reduced interest on earning assets by $1.4 million, $1.8 million and $4.0 million and decreased borrowing costs by $3.9 million, $3.8 million and $5.3 million for the second quarter of 1996, first quarter of 1996 and second quarter of 1995, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 10, 8 and 5 basis points for the same respective periods.

Table 3
Signet Banking Corporation
Analysis of Change in Net Yield Margin

  First Quarter 1996 Versus Second Quarter 1996

- ------------------------------------------------------

Net Yield Margin for First Quarter 1996          4.91%
Higher average and lower yield on total
   on balance sheet consumer loans              (0.11)
Higher average and lower yield on Federal funds
   and resale agreements                        (0.05)
Increase in derivative income                    0.02
Other (net) -- primarily change in mix and
 yield on remaining earning assets              (0.02)
- ------------------------------------------------------
Net Yield Margin for Second Quarter 1996         4.75%

- ------------------------------------------------------

Table 4
Signet Banking Corporation
Statement of Changes in Allowances for Loan Losses
(dollars in thousands)

- -----------------------------------------------------------------------------------------------------
                                             Three Months Ended               Six Months Ended
                                                          Consolidated                      Pro Forma
                                              June 30        March 31              June 30
                                         1996        1995      1996      1996       1995      1995
- -----------------------------------------------------------------------------------------------------
Balance at beginning of period        $126,433   $151,729   $129,702  $129,702   $220,519  $152,003
Additions to allowance charged to
 expense                                13,794      4,250     11,257    25,051     11,430     7,501
Transfer to loans held for
 securitization/sale (1)                            (889)                          (2,378)   (1,639)

Transfer to Capital One Financial
 Corporation                                                                      (68,516)
Loans charged off:

   Consumer (2)                         12,656      5,744     11,281    23,937     14,864     9,766
   Commercial (3)                           55      1,413      2,881     2,936      1,841     1,841
   Real estate-construction (3)                       389        839       839        397       397
   Real estate-mortgage (3)              2,186     13,343        603     2,789     14,247    14,247
- -----------------------------------------------------------------------------------------------------
   Total loans charged off              14,897     20,889     15,604    30,501     31,349    26,251
Recoveries of loans previously
  charged off:
   Consumer (2)                            440        315        354       794      2,561       653
   Commercial                              440      1,056        391       831      3,042     3,042
   Real estate-construction                132        833         48       180      1,070     1,070
   Real estate-mortgage (3)                100         92        285       385        118       118
- -----------------------------------------------------------------------------------------------------
   Total recoveries                      1,112      2,296      1,078     2,190      6,791     4,883
Net loans charged off                   13,785     18,593     14,526    28,311     24,558    21,368
- -----------------------------------------------------------------------------------------------------
Balance at end of period              $126,442   $136,497   $126,433  $126,442   $136,497  $136,497
- -----------------------------------------------------------------------------------------------------

Net loan losses (annualized) as a
 percentage of average loans:
   Consumer                               2.38%      0.92%      2.29%     2.34%      0.78%     0.75%
   Commercial                            (0.05)      0.06       0.34      0.14      (0.10)    (0.10)
   Real estate                            0.94       5.49       0.58      0.76       2.88      2.88
- -----------------------------------------------------------------------------------------------------
     Total                                0.95%      1.27%      1.04%     1.00%      0.75%     0.73%
- -----------------------------------------------------------------------------------------------------

Allowance for loan losses to net
 loans at end of period                                         2.18%     2.14%      2.40%     2.40%

(1) The amount transferred to loans held for sale related to Capital One assets was $2,651 for the first quarter of 1995.
(2)  Consumer includes loan-by-check net charge-offs as noted below:

   Loan-by-check risk tests            $  6,504    $ 2,151    $ 7,233  $ 13,737    $ 2,174   $ 2,174
   Other loan-by-check                    4,626        776      2,672     7,298        993       993
- ----------------------------------------------------------------------------------------------------
   Total loan-by-check net charge-offs $ 11,130    $ 2,927    $ 9,905  $ 21,035    $ 3,167   $ 3,167
- ----------------------------------------------------------------------------------------------------
Average loan-by-check:
   Loan-by-check risk tests            $136,598   $224,583   $158,523  $147,561   $229,028  $229,028
   Other loan-by-check                  676,586    183,175    515,743   596,164    130,799   130,799
- -----------------------------------------------------------------------------------------------------
   Total loan-by-check                 $813,184   $407,758   $674,266  $743,725   $359,827  $359,827
- -----------------------------------------------------------------------------------------------------

Net loan losses (annualized) as a
 percentage of average loan-by-check:
   Loan-by-check risk tests               19.05%      3.83%     18.25%    18.62%      1.90%     1.90%
   Other loan-by-check                     2.73       1.69       2.07      2.45       1.52      1.52
- -----------------------------------------------------------------------------------------------------
   Total loan-by-check                     5.47%      2.87%      5.88%     5.66%      1.76%     1.76%
- -----------------------------------------------------------------------------------------------------

(3) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

Provision and Allowance for Loan Losses

The $13.8 million provision for loan losses in the second quarter of 1996 represented a $9.5 million increase from the 1995 second quarter level of $4.3 million. The increase in the provision resulted from the growth and increased losses in consumer loans, primarily the loan-by-check portfolio. The Company provided $11.3 million for the allowance for loan losses in the 1996 first quarter. (See the following paragraph and the Consumer Loan Growth section for further discussion concerning the loan-by-check product.)

     Net charge-offs amounted to $13.8 million in the second quarter of 1996, a $0.7 million decline from the first quarter 1996 level of $14.5 million. Net charge-offs totaled $18.6 million in the second quarter of 1995, $13.9 million of which resulted from the sale of real estate related loans for which there was already sufficient specific allowance. The $9.1 million increase in net charge-offs from the prior year's second quarter, excluding the loan sale charge-offs, was primarily caused by a $4.4 million rise in loan-by-check risk test charge-offs and a $3.9 million increase in other loan-by-check charge-offs. The loan-by-check risk test charge-offs were on loans generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used when Signet expands loan-by-check solicitations. (See footnote 2 in Table 4 for more detailed information on the loan-by-check charge-offs.)

     The allowance for loan losses at June 30, 1996 was $126.4 million, or 2.14% of period-end loans, compared with $136.5 million, or 2.40% of loans at June 30, 1995 and the March 31, 1996 allowance of $126.4 million, or 2.18% of loans. The June 30, 1996 allowance for loan losses equated to 3.7 times non-performing loans and 2.3 times non-performing assets, compared with June 30, 1995 when the allowance for loan losses amounted to 3.0 times non-performing loans and 2.4 times non-performing assets. The decline in the level of the allowance from June 30, 1995 resulted primarily from charge-offs on commercial and real estate loans for which sufficient specific allowance had already been provided.

     At June 30, 1996, Signet's loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 were comprised of $29.0 million of non-accrual loans for which the related allowance was $7.6 million. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $26.1 million. Collateral dependent loans, which were measured at the fair value of the loan's collateral made up the majority of impaired loans at June 30, 1996.

Non-Interest Income

A significant portion of Signet's revenue is derived from non-interest related sources including deposit account service charges, consumer loan servicing and service charge income and trust and other financial services income. Signet's business strategies continued to emphasize non-interest operating income sources. Table 5 details the various components of non-interest income for the second quarter and first half of 1996 compared with the second quarter and first half of 1995, excluding Capital One, as well as the first quarter of 1996. Non-interest income for the second quarter of 1996 was $63.9 million, a $20.9 million, or 49%, increase over the second quarter of 1995 and a $5.9 million, or 10%, increase over the first quarter of 1996.

     Several factors contributed to the increase in non-interest income in the second quarter of 1996 compared to the same quarter of 1995. Consumer loan servicing and service charge income, which includes ongoing gains and servicing income on securitized assets, increased $13.6 million primarily due to an approximately $500 million increase in securitized consumer loans since the end of the second quarter of 1995. A $3.4 million increase in mortgage servicing and origination resulted from a rise in residential mortgage loan origination volume and an increase in the amount of residential mortgage loans serviced. Trust and other financial services income increased $3.0 million, or 42%, primarily from additional fee income related to the Blanchard funds acquisition in the second quarter of 1995. Signet recorded gains of $3.1 million and $3.4 million from the sale of mortgage servicing rights in the second and first quarters of 1996, respectively, and $1.0 million in the second quarter of 1995.

     The $5.9 million rise in non-interest income from the first to the second quarter of 1996 resulted primarily from a $3.1 million rise in consumer loan servicing and service charge income, a $2.2 million rise in trading profits, a $1.1 million increase in mortgage servicing and origination and a $1.0 million advance in gains on sales of mortgage loans. These positive factors were partially offset by a $2.3 million drop in "other" non-interest income principally due to a decline in income from Signet's servicing agreements with Capital One as many of these agreements expired during 1996.

Non-Interest Expense

Non-interest expense for the second quarter of 1996 totaled $121.5 million, an increase of $10.1 million, or 9%, from the second quarter of 1995 reflecting continued investment in people and systems to build the infrastructure for information based businesses. The largest increase was $7.0 million in staff expense resulting primarily from a 13% increase in the number of full-time employees. The $1.3 million increase in supplies and equipment expense, the $1.6 million rise in external data processing services and the $1.1 million growth in travel and communications were all attributable to servicing the expanded consumer loan base. Credit and collection expenses increased $1.0 million also due to increased costs associated with the growth in Signet's consumer loan portfolio. The FDIC assessment declined $4.0 million due to lower rates that became effective January 1, 1996.

     Non-interest expense rose $5.9 million, or 5%, from the first to the second quarter of 1996 largely as a result

Table 5

Signet Banking Corporation (excluding Capital One)
Non-Interest Income and Expense
(in thousands)

- -----------------------------------------------------------------------------------------------------
                                                     Three Months Ended            Six Months Ended
                                                    June 30         March 31           June 30

                                               1996        1995       1996        1996        1995
- -----------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposit accounts       $ 17,100    $ 17,139    $ 16,231   $ 33,331   $ 33,535
   Consumer loan servicing and service
    charge income                              15,276       1,633      12,156     27,432      4,184
   Trust and other financial services income   10,108       7,104       9,605     19,713     14,200
   Mortgage servicing and origination           8,797       5,445       7,668     16,465      9,607
   Other service charges and fees               3,916       3,229       3,882      7,798      6,697
   Gain on sale of mortgage servicing           3,073         977       3,426      6,499        977
   Gains (losses) on sale of mortgage loans     2,606        (545)      1,576      4,182       (737)
   Trading profits                              3,000       3,816         767      3,767      6,209
   Other                                         (169)      3,894       2,113      1,944      5,079
- -----------------------------------------------------------------------------------------------------
     Non-interest operating income             63,707      42,692      57,424    121,131     79,751
   Securities available for sale gains            164         244         592        756        346
   Investment securities gains                                  3                               258
- -----------------------------------------------------------------------------------------------------
     Total non-interest income               $ 63,871    $ 42,939    $ 58,016   $121,887   $ 80,355
- -----------------------------------------------------------------------------------------------------

Non-interest expense:
   Salaries                                  $ 52,302    $ 43,668    $ 48,700   $101,002   $ 86,306
   Employee benefits                           10,466      12,076      12,401     22,867     25,774
- -----------------------------------------------------------------------------------------------------
     Total staff expense                       62,768      55,744      61,101    123,869    112,080
   Occupancy                                    9,520       9,434      10,194     19,714     19,277
   Supplies and equipment                       9,985       8,715       9,605     19,590     17,273
   External data processing services            8,333       6,748       7,146     15,479     12,958
   Travel and communications                    6,706       5,604       5,920     12,626     11,198
   Public relations, sales and advertising      4,559       4,272       4,889      9,448      7,527
   Professional services                        3,797       4,069       3,313      7,110      7,455
   Credit and collection                        1,307         265       1,347      2,654        337
   FDIC assessment                                180       4,139         170        350      8,277
   Foreclosed property - net                      552        (556)       (820)      (268)        16
   Other                                       13,804      13,010      12,750     26,554     26,424
- -----------------------------------------------------------------------------------------------------
     Total non-interest expense              $121,511    $111,444    $115,615   $237,126   $222,822
- -----------------------------------------------------------------------------------------------------


of a $1.7 million increase in staff expense, a $1.4 million rise in foreclosed property expense and a $1.2 million increase in external data processing expense.

     Signet's efficiency ratio (the ratio of non-interest expense, excluding foreclosed property expense, to taxable equivalent operating income) of 66.16% for the second quarter of 1996 showed improvement from the 68.67% reported for the second quarter of 1995. In addition, this ratio was down slightly from 66.23% for the first quarter of 1996.

     In the third quarter of 1994, Signet recorded a $43.2 million restructuring charge related to a comprehensive plan for reducing costs and increasing revenue in order to enhance its competitive position. As of June 30, 1996, the amounts actually paid and charged against the restructuring liability were approximately $7.0 million for severance payments to approximately 700 employees, $2.5 million for payments made under the early retirement program and approximately $12.8 million for lease termination and other facilities related costs. In addition, $19.5 million was transferred from the restructuring liability to Signet's pension benefit liability and postretirement benefit liability, approximately $1.4 million of the liability was reversed due to a change in management's intent to sell certain bank-owned properties. The restructuring plan was fully implemented as of June 30, 1996.

Income Taxes

Income tax expense for the second quarter of 1996 was $15.5 million compared with the second quarter 1995 expense of $15.0 million and first quarter 1996 expense of $16.2 million. This represented an effective tax rate of approximately 34% for all three quarters.

Financial Condition

Average earning assets totaled $10.1 billion for the second quarter of 1996, up $680 million, or 7%, from the second quarter 1995 and up $370 million, or 4%, from the

Table 6
Signet Banking Corporation
Average Balance Sheet
(dollars in thousands)

- ----------------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                    June 30
                                                                  1996                                1995
- ----------------------------------------------------------------------------------------------------------------------------
                                                     Average      Income/   Yield/        Average    Income/       Yield/
                                                     Balance      Expense    Rate         Balance    Expense        Rate
- ----------------------------------------------------------------------------------------------------------------------------

Assets

Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks       $   2,862     $   43        5.94%  $   22,799    $  358            6.21%
   Federal funds and resale agreements                703,429      9,543        5.37      532,922     8,232            6.11
   Trading account securities                         493,912      7,865        6.40      553,080     8,936            6.48
   Loans held for securitization                      300,000      5,992        8.03      153,300     6,420           16.75
   Loans held for sale                                381,530      9,579        9.93      234,107     5,858            9.90
   Securities available for sale                    2,379,317     44,315        7.45    1,679,836    31,412            7.40
   Investment securities-taxable                                                          235,514     4,257            7.23
   Investment securities-nontaxable                                                       146,867     4,391           11.96
   Loans (net of unearned income):
     Consumer                                       2,055,518     54,725       10.71    2,349,345    62,068           10.59
     Commercial                                     2,923,535     57,485        7.91    2,553,554    51,058            8.02
     Real estate-construction                         252,540      6,064        9.50      217,685     5,628           10.23
     Real estate-commercial mortgage                  348,219      8,188        9.46      480,112    11,998           10.02
     Real estate-residential mortgage                 234,634      4,176        7.12      236,107     5,074            8.60
- ----------------------------------------------------------------------------------------------------------------------------
        Total loans                                 5,814,446    130,638        9.04    5,836,803   135,826            9.33
- ----------------------------------------------------------------------------------------------------------------------------
Total earning assets                               10,075,496   $207,975        8.30%   9,395,228  $205,690            8.78%
- ----------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
   Cash and due from banks                            514,523                             509,633
   Allowance for loan losses                         (126,569)                           (144,407)
   Premises and equipment (net)                       197,471                             164,536
   Other assets                                       685,761                             561,476
- ----------------------------------------------------------------------------------------------------------------------------
Total assets                                      $11,346,682                         $10,486,466
- ----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Deposits:
     Interest bearing demand                      $ 2,537,684   $ 18,209        2.89% $ 2,378,621  $ 18,643            3.14%
     Savings accounts                                 949,193      7,530        3.19    1,255,593    11,800            3.77
     Savings certificates                           2,158,040     25,395        4.73    1,876,689    20,747            4.43
     Large denomination certificates                  126,537      1,731        5.41       92,660     1,186            5.06
     Foreign                                          179,726      2,415        5.32      146,829     2,235            6.02
        Total interest bearing deposits             5,951,180     55,280        3.74    5,750,392    54,611            3.81
- ----------------------------------------------------------------------------------------------------------------------------
   Federal funds and repurchase agreements          2,491,809     29,777        4.73    1,950,959    26,146            5.30
   Other short-term borrowings                                                             30,098       413            5.43
   Long-term borrowings                               250,606      3,796        5.99      253,427     4,119            6.43
- ----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                  8,693,595   $ 88,853        4.11%   7,984,876  $ 85,289            4.28%
- ----------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
   Demand deposits                                  1,574,282                           1,497,770
   Other liabilities                                  231,798                             210,092
Common stockholders' equity                           847,007                             793,728
- ----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $11,346,682                         $10,486,466
- ----------------------------------------------------------------------------------------------------------------------------
Net interest income / spread                                    $119,122        4.19%              $120,401            4.50%
- ----------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                       8.30%                                  8.78%
Interest expense to average earning assets                                      3.55                                   3.64
- ----------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                4.75%                                  5.14%
- ----------------------------------------------------------------------------------------------------------------------------

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.




Table 6
Signet Banking Corporation
Average Balance Sheet
(dollars in thousands)

- -------------------------------------------------------------------------------------


                                                                 March 31
                                                                   1996
- -------------------------------------------------------------------------------------
                                                      Average    Income/   Yield/
                                                      Balance    Expense    Rate
- -------------------------------------------------------------------------------------

Assets

Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks      $   12,633    $  154       4.82%
   Federal funds and resale agreements                591,396     8,188       5.48
   Trading account securities                         506,040     8,122       6.46
   Loans held for securitization                      330,557     7,419       9.03
   Loans held for sale                                389,569    10,086      10.24
   Securities available for sale                    2,309,330    42,233       7.32
   Investment securities-taxable
   Investment securities-nontaxable
   Loans (net of unearned income):
     Consumer                                       1,906,768    53,062      11.19
     Commercial                                     2,892,389    56,506       7.86
     Real estate-construction                         245,237     6,062       9.78
     Real estate-commercial mortgage                  357,989     8,690       9.76
     Real estate-residential mortgage                 164,087     3,204       7.81
- -------------------------------------------------------------------------------------
        Total loans                                 5,566,470   127,524       9.21
- -------------------------------------------------------------------------------------
Total earning assets                                9,705,995  $203,726       8.44%
- -------------------------------------------------------------------------------------
Non-rate related assets:
   Cash and due from banks                            529,040
   Allowance for loan losses                         (128,503)
   Premises and equipment (net)                       196,314
   Other assets                                       764,784
- -------------------------------------------------------------------------------------
Total assets                                      $11,067,630
- -------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Deposits:
     Interest bearing demand                      $ 2,474,573  $ 18,080       2.94%
     Savings accounts                               1,248,406    11,495       3.70
     Savings certificates                           1,949,398    22,535       4.65
     Large denomination certificates                  111,194     1,525       5.43
     Foreign                                           93,435     1,279       5.42
        Total interest bearing deposits             5,877,006    54,914       3.76
- -------------------------------------------------------------------------------------
   Federal funds and repurchase agreements          2,205,733    26,320       4.72
   Other short-term borrowings
   Long-term borrowings                               252,991     4,114       6.43
- -------------------------------------------------------------------------------------
Total interest bearing liabilities                  8,335,730  $ 85,348       4.12%
- -------------------------------------------------------------------------------------
Non-interest bearing liabilities:
   Demand deposits                                  1,674,258
   Other liabilities                                  198,254
Common stockholders' equity                           859,388
- -------------------------------------------------------------------------------------
Total liabilities and stockholders' equity        $11,067,630
- -------------------------------------------------------------------------------------
Net interest income / spread                                   $118,378       4.32%
- -------------------------------------------------------------------------------------
Interest income to average earning assets                                     8.44%
Interest expense to average earning assets                                    3.54
- -------------------------------------------------------------------------------------
Net yield margin                                                              4.91%
- -------------------------------------------------------------------------------------

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.



Table 6
Signet Banking Corporation
Average Balance Sheet
(dollars in thousands)

- ---------------------------------------------------------------------------------------------------------------------------

                                                                Six Months Ended
                                                                    June 30
                                                                      1996                                1995
- ---------------------------------------------------------------------------------------------------------------------------
                                                         Average     Income/  Yield/         Average    Income/   Yield/
                                                         Balance     Expense   Rate          Balance    Expense    Rate
- ---------------------------------------------------------------------------------------------------------------------------

Assets

Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks          $  7,747      $  197       5.03%   $  60,327    $ 1,796       5.92%
   Federal funds and resale agreements                  647,413      17,731       5.42      784,948     23,541       5.96
   Trading account securities                           499,976      15,987       6.43      485,918     15,654       6.50
   Loans held for securitization                        315,279      13,411       8.55      150,002     10,625      14.17
   Loans held for sale                                  385,550      19,665      10.09      164,798      7,337       8.86
   Securities available for sale                      2,344,324      86,548       7.38    1,630,038     59,255       7.23
   Investment securities-taxable                                                            229,230      8,203       7.16
   Investment securities-nontaxable                                                         152,208      9,107      11.97
   Loans (net of unearned income):
     Consumer                                         1,981,143     107,787      10.94    3,143,354    179,702      11.49
     Commercial                                       2,907,962     113,991       7.88    2,458,729     98,192       8.05
     Real estate-construction                           248,889      12,126       9.64      212,773     10,782      10.08
     Real estate-commercial mortgage                    353,104      16,878       9.61      500,115     24,937      10.06
     Real estate-residential mortgage                   199,360       7,380       7.40      220,584      9,353       8.48
- ---------------------------------------------------------------------------------------------------------------------------
        Total loans                                   5,690,458     258,162       9.12    6,535,555    322,966       9.97
- ---------------------------------------------------------------------------------------------------------------------------
Total earning assets                                  9,890,747    $411,701       8.37%  10,193,024   $458,484       9.07%
- ---------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
   Cash and due from banks                              521,782                             507,352
   Allowance for loan losses                           (127,536)                           (170,298)
   Premises and equipment (net)                         196,892                             196,380
   Other assets                                         725,271                             677,771
- ---------------------------------------------------------------------------------------------------------------------------
Total assets                                        $11,207,156                         $11,404,229
- ---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Deposits:
     Interest bearing demand                        $ 2,506,128    $ 36,289       2.91% $ 2,397,358   $ 36,742       3.09%
     Savings accounts                                 1,098,800      19,025       3.48    1,222,274     22,527       3.72
     Savings certificates                             2,053,719      47,930       4.69    1,913,176     37,894       3.99
     Large denomination certificates                    118,865       3,256       5.42      292,507      8,886       6.04
     Foreign                                            136,580       3,694       5.35      115,457      3,488       6.01
        Total interest bearing deposits               5,914,092     110,194       3.75    5,940,772    109,537       3.72
- ---------------------------------------------------------------------------------------------------------------------------
   Federal funds and repurchase agreements            2,348,771      56,097       4.72    1,870,438     49,844       5.30
   Other short-term borrowings                                                              460,932     15,302       6.60
   Long-term borrowings                                 251,799       7,910       6.21      478,146     16,889       7.03
- ---------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                    8,514,662    $174,201       4.11%   8,750,288   $191,572       4.41%
- ---------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
   Demand deposits                                    1,624,270                           1,491,676
   Other liabilities                                    215,026                             265,090
Common stockholders' equity                             853,198                             897,175
- ---------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $11,207,156                         $11,404,229
- ---------------------------------------------------------------------------------------------------------------------------
Net interest income / spread                                       $237,500       4.26%               $266,912       4.66%
- ---------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                         8.37%                              9.07%
Interest expense to average earning assets                                        3.54                               3.79
- ---------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                  4.83%                              5.28%
- ---------------------------------------------------------------------------------------------------------------------------

*Includes the effects of taxable equivalent adjustments using a tax rate of 35%.

$9.7 billion reported for the first quarter of 1996. Loan securitizations reduced consumer loans by transferring assets off the balance sheet. Adding average securitized loans to both years' quarterly average earning assets and adjusting for loans that may be sold to Capital One, in accordance with previously agreed upon terms of the spin-off, results in a 15% increase in managed earning assets from the second quarter of 1995 compared with the second quarter of 1996. Loans (net of unearned income) for the second quarter of 1996 averaged $5.8 billion, level with the second quarter of 1995 and up 4% from the first quarter of 1996. Including securitized assets and loans held for securitization, managed loans grew $97 million during the quarter and totaled approximately $6.9 billion at June 30, 1996. The average amount of commercial loans increased $370 million when comparing the second quarter of 1996 to the same period in 1995, as Signet successfully grew its leasing portfolio and targeted certain specialized industries, such as media and health care, as well as a diverse group of middle market borrowers. The drop in average real estate-residential mortgage outstandings was not significant even though Signet sold approximately $179 million of adjustable rate mortgages in December, 1995. Strong growth in residential mortgage loan originations helped sustain the average balance.

     Investment securities declined from $382 million on average in the second quarter of 1995 to zero in the second quarter of 1996, reflecting the reclassification of all of the Company's investment securities to securities available for sale in December, 1995, as allowed by implementation guidance for SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     Average securities available for sale increased $699 million, or 42%, in the second quarter of 1996 compared with the average for the same quarter of 1995. A portion of this increase resulted from the reclassification of investment securities to securities available for sale in December, 1995, as noted above.

     Interest bearing liabilities averaged $8.7 billion in the second quarter of 1996, up $709 million, or 9%, from the second quarter of 1995. The increase was comprised of a $541 million increase in average federal funds and repurchase agreements and a $201 million growth in average deposits. Average non-interest bearing demand deposits increased $77 million, or 5%, from the second quarter of 1995 to the same quarter of 1996.

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

     SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of the carrying amount or the fair value less selling costs. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position or results of operations.

Consumer Loan Growth

In 1994, Signet expanded its use of information-based strategies to all types of consumer loans, which significantly increased growth in this portfolio. This technique involved generating a data base of potentially creditworthy customers for particular products and then following up with direct mail solicitations. Much of the growth was in a new loan product, "loan-by-check," whereby customers received direct-mail solicitations and were offered installment loans in the form of a check. To activate the loan, a customer endorses and deposits the check. Signet is also applying information-based strategies to home equity, student and small business loans. Solicitations in these areas are mostly in the early testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically feasible for the Company. As a result of these solicitations, from June 30, 1995, to June 30, 1996, the installment loan portfolio grew $301 million; the student loan portfolio (including $300 million in student loans held for securitization) increased $136 million; and the home equity loan portfolio (including $438 million of securitized loans) was up $49 million. In total, the managed consumer loan portfolio increased $490 million, or 19%. The portfolio declined $92 million from the end of the first quarter as Signet elected to delay some of its more aggressive marketing programs while re-examining market conditions and further calibrating the models used for targeting customers. Signet focused its efforts on improving product design and delivery, and on developing new customer management techniques to improve account profitability. The Company expects to resume more active direct mail solicitations during the second half of 1996. The managed consumer loan portfolio is composed of consumer loans, consumer loans held for sale, consumer loans held for securitization and securitized consumer loans, less loans that may be sold to Capital One in accordance with previously agreed upon terms of the spin-off. Securitized consumer loans are not assets of the Company and, therefore, are not shown on the balance sheet.

Table 7

Signet Banking Corporation
Managed Consumer Loan Portfolio
(in thousands)


- -----------------------------------------------------------------------------------------------------
                                                                Three Months Ended
- -----------------------------------------------------------------------------------------------------
                                               June 30    March 31  December 31September 30  June 30
                                                1996        1996       1995       1995        1995
- -----------------------------------------------------------------------------------------------------
Average balances:
   Student loans                           $  776,326  $  746,038  $  683,704 $  645,145 $  922,956
   Installment loans                        1,035,592     921,869     773,134    730,186    651,052
   Home equity loans                          122,649     101,404      87,915    525,232    519,498
   Credit card                                 60,792      73,166     218,933    195,115    160,381
   Other loans                                 60,159      64,291      60,801     87,046     95,458
- -----------------------------------------------------------------------------------------------------
Sub-total average consumer loan portfolio   2,055,518   1,906,768   1,824,487  2,182,724  2,349,345
- -----------------------------------------------------------------------------------------------------
   Consumer loans held for sale               202,029     231,968     196,296    163,082    133,163
   Credit card loans held for securitization               30,557         975    120,652    150,003
   Home equity loans held for securitization                          322,826      4,891
   Student loans held for securitization      300,000     300,000     300,000    300,000      3,297
- -----------------------------------------------------------------------------------------------------
Total average on-balance sheet portfolio    2,557,547   2,469,293   2,644,584  2,771,349  2,635,808
   Securitized home equity loans              451,118     469,593     135,850
   Securitized credit card loans              275,000     244,341     234,330    195,390    266,493
- -----------------------------------------------------------------------------------------------------
Total securitized consumer loans              726,118     713,934     370,180    195,390    266,493
Less loans that may be sold to Capital One   (202,029)   (231,968)   (306,054)  (374,960)  (424,437)
- -----------------------------------------------------------------------------------------------------
Total average managed consumer loan
   portfolio                               $3,081,636  $2,951,259  $2,708,710 $2,591,779 $2,477,864
- -----------------------------------------------------------------------------------------------------
Period-end balances:
   Student loans                           $  773,196  $  776,663  $  709,583 $  675,348 $  636,925
   Installment loans                          994,243   1,072,831     810,999    753,631    693,517
   Home equity loans                          135,064     111,579      87,348     89,843    524,625
   Credit card                                 49,630      64,261      81,532    197,419    167,792
   Other loans                                 64,230      61,185      61,812     60,193     94,023
- -----------------------------------------------------------------------------------------------------
Sub-total period-end consumer loan
   portfolio                                2,016,363   2,086,519   1,751,274  1,776,434  2,116,882
- -----------------------------------------------------------------------------------------------------
   Consumer loans held for sale               194,097     215,961     240,902    165,205    157,289
   Credit card loans held for securitization                           89,700               150,300
   Home equity loans held for securitization                                     450,000
   Student loans held for securitization      300,000     300,000     300,000    300,000    300,000
- -----------------------------------------------------------------------------------------------------
Total period-end on-balance sheet portfolio 2,510,460   2,602,480   2,381,876  2,691,639  2,724,471
   Securitized home equity loans              438,368     459,949     480,702
   Securitized credit card loans              275,000     275,000     185,000    290,833    213,331
- -----------------------------------------------------------------------------------------------------
Total securitized consumer loans              713,368     734,949     665,702    290,833    213,331
Less loans that may be sold to Capital One   (194,097)   (215,961)   (240,902)  (318,160)  (398,007)
- -----------------------------------------------------------------------------------------------------
Total period-end managed consumer loan
   portfolio                               $3,029,731  $3,121,468  $2,806,676 $2,664,312 $2,539,795
- -----------------------------------------------------------------------------------------------------

Table 8

Signet Banking Corporation
Impact of Consumer Loan Securitizations
(dollars in thousands)


- ---------------------------------------------------------------------------------------------------------
                                             2nd Qtr      1st Qtr      4th Qtr      3rd Qtr    2nd Qtr
                                              1996         1996         1995         1995        1995
- ---------------------------------------------------------------------------------------------------------
Statement of Income
Net interest income                      $   117,373   $   116,234   $  115,595   $  116,944  $  117,446
Provision for loan losses                     13,794        11,257       18,604        8,681       4,250
Non-interest income                           63,871        58,016       68,120       47,094      42,939
Non-interest expense                         121,511       115,615      152,191      109,507     111,444
- ---------------------------------------------------------------------------------------------------------
Income before income taxes               $    45,939   $    47,378   $   12,920   $   45,850  $   44,691
- ---------------------------------------------------------------------------------------------------------

Adjustments for Securitizations
Net interest income                      $    12,484   $    11,849   $    7,071   $    5,889  $    7,857
Provision for loan losses                      2,322         2,011        1,876        2,314       3,205
Non-interest income                          (11,750)       (9,061)     (14,757)      (3,575)     (4,652)
Non-interest expense
- ---------------------------------------------------------------------------------------------------------
Increase (decrease) to income before
   income taxes                          $    (1,588)  $       777   $   (9,562)  $        0  $        0
- ---------------------------------------------------------------------------------------------------------

Adjustments for Loans That May Be
   Sold to Capital One
Net interest income                      $    (3,322)  $    (2,724)  $   (2,951)  $   (2,632) $   (2,218)
Provision for loan losses                          0             0       (3,957)      (4,352)     (4,618)
Non-interest income                            3,322         2,724       (1,006)      (1,720)     (2,400)
Non-interest expense
- ---------------------------------------------------------------------------------------------------------
Increase (decrease) to income before
   income taxes                          $         0   $         0   $        0   $        0  $        0
- ---------------------------------------------------------------------------------------------------------

Managed Statement of Income (adjusted)
Net interest income                      $   126,535   $   125,359   $  119,715   $  120,201  $  123,085
Provision for loan losses                     16,116        13,268       16,523        6,643       2,837
Non-interest income                           55,443        51,679       52,357       41,799      35,887
Non-interest expense                         121,511       115,615      152,191      109,507     111,444
- ---------------------------------------------------------------------------------------------------------
Income before income taxes               $    44,351   $    48,155   $    3,358   $   45,850  $   44,691
- ---------------------------------------------------------------------------------------------------------

As reported:
   Average earning assets                $10,075,496   $ 9,705,995   $9,745,118   $9,555,056  $9,395,228
   Return on assets                             1.08%         1.13%        0.33%        1.11%       1.14%
   Net yield margin                             4.75%         4.91%        4.78%        4.96%       5.14%

On a managed basis:
   Average earning assets                $10,599,585   $10,187,961   $9,809,244   $9,375,586  $9,237,284
   Return on assets                             0.98%         1.11%        0.10%        1.13%       1.15%
   Net yield margin                             4.87%         5.03%        4.92%        5.19%       5.47%

Yield on managed consumer loan portfolio       10.89%        11.21%       10.85%       10.86%      10.88%
- ---------------------------------------------------------------------------------------------------------

Table 9

Signet Banking Corporation
Non-Performing Assets
(dollars in thousands)


- -----------------------------------------------------------------------------------------------------
                                                        June 30               March 31   December 31
                                                   1996           1995          1996        1995
- -----------------------------------------------------------------------------------------------------
Non-accrual loans:
   Commercial                                   $ 7,552         $10,785        $ 5,873       $ 9,033
   Consumer                                       1,694           1,434          1,684         1,572
   Real estate - construction                     9,596           4,116          1,820         2,988
   Real estate - mortgage *                      15,172          29,587         22,580        24,888
- -----------------------------------------------------------------------------------------------------
     Total non-accrual loans                     34,014          45,922         31,957        38,481
Foreclosed properties                            20,850          11,525         15,246        15,822
- -----------------------------------------------------------------------------------------------------
     Total non-performing assets                $54,864         $57,447        $47,203       $54,303
- -----------------------------------------------------------------------------------------------------
Percentage to loans (net of unearned) and
   foreclosed properties                           0.92%           1.01%          0.81%         1.00%
Allowance for loan losses to:
   Non-performing loans                          371.73          297.24         395.64        337.05
   Non-performing assets                         230.46          237.60         267.85        238.85
- -----------------------------------------------------------------------------------------------------


* Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
  Real estate-residential mortgage non-accrual loans were not significant for the periods presented.

Risk Elements

Non-performing assets at June 30, 1996 totaled $54.9 million, or 0.92% of loans and foreclosed properties, down from $57.4 million, or 1.01%, at June 30, 1995 but up from $47.2 million, or 0.81%, at March 31, 1996, respectively. Overall, non-performing commercial loans declined $3.2 million from June 30, 1995 to June 30, 1996. Over the same period, real estate-construction loans increased $5.5 million and real estate-mortgage loans declined $14.4 million. During the quarter ended June 30, 1996, Signet placed one real estate-construction loan amounting to $8.4 million on non-accrual. Foreclosed properties rose to $20.9 million and were equal to 38% of total non-performing assets and 46% of non-performing real estate assets as of June 30, 1996. In accordance with SFAS No. 114, a loan is classified as foreclosed property where possession has been taken of the collateral, regardless of whether formal foreclosure proceedings have taken place. Table 9 provides details on the various components of non-performing assets at the dates indicated.

     Accruing loans contractually past due 90 days or more as to principal or interest payments totaled $70.8 million, $54.5 million and $65.2 million as of June 30, 1996, June 30, 1995 and March 31, 1996, respectively. The details of these past due loans are displayed in Table 10. The past due commercial and real estate loans were in the process of collection and were adequately collateralized. Past due student loans accounted for $37.4 million, or 53%, of all past due loans. Of the past due student loan balances, 96% were indirectly government guaranteed and do not represent material loss exposure to Signet.



Table 10

Signet Banking Corporation
Accruing Loans Past Due 90 Days or More
(dollars in thousands)


- -----------------------------------------------------------------------------------------------------
                                                             June 30          March 31     December 31
                                                        1996        1995        1996          1995
- -----------------------------------------------------------------------------------------------------
Commercial                                           $ 5,308     $ 5,536     $ 5,679       $ 6,326
Consumer:
   Student loans                                      37,374      21,919      35,056        32,308
   Credit card                                         3,396       7,222       3,171         5,118
   Loan-by-check-risk tests                            7,530       6,208       7,969         8,812
   Loan-by-check other                                 5,666         530       3,617         2,424
   Other consumer                                      2,286       1,351       2,366         2,068
- -----------------------------------------------------------------------------------------------------
     Total consumer                                   56,252      37,230      52,179        50,730
- -----------------------------------------------------------------------------------------------------
Mortgage                                               6,197      10,646       6,953         9,200
Construction                                           3,005       1,126         388           115
- -----------------------------------------------------------------------------------------------------
     Total                                           $70,762     $54,538     $65,199       $66,371
- -----------------------------------------------------------------------------------------------------

Table 11

Signet Banking Corporation
Selected Capital Data
(dollars in thousands)


- ---------------------------------------------------------------------------------------------------
                                                                    June 30            December 31
                                                             1996           1995          1995
- ---------------------------------------------------------------------------------------------------
Qualifying common stockholders' equity                 $  861,171     $   792,406     $  815,342
Less  goodwill and other disallowed intangibles           (55,525)        (39,974)       (58,881)
- ---------------------------------------------------------------------------------------------------
   Total Tier I capital                                   805,646         752,432        756,461
- ---------------------------------------------------------------------------------------------------
Qualifying debt                                            63,667         116,134        114,534
Qualifying allowance for loan losses                       97,863          93,672         96,751
- ---------------------------------------------------------------------------------------------------
   Total Tier II capital                                  161,530         209,806        211,285
   Total risked-based capital                          $  967,176     $   962,238     $  967,746
- ---------------------------------------------------------------------------------------------------
Total risk-adjusted assets                             $7,800,477     $ 7,450,922     $7,707,111
- ---------------------------------------------------------------------------------------------------

Ratios:
Tier I capital                                              10.33%          10.10%          9.82%
Total risk-based capital                                    12.40           12.91          12.56
Tier I leverage                                              7.14            7.20           6.93
Tangible Tier I leverage                                     6.49            6.83           6.36
Common equity to assets                                      7.48            7.70           7.87
Common dividend payout ratio (year-to-date)                 39.22           34.71          42.47
Book value per share                                   $    14.48     $     13.90     $    14.59



Stockholders' Equity

Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Company in withstanding unforeseen adverse developments. At June 30, 1996, stockholders' equity totaled $862 million, an increase of $44 million, or 5%, from the June 30, 1995 level of $818 million. Since March 31, 1996, stockholders' equity rose $8 million as net income and the issuance of common stock exceeded net unrealized losses on securities available for sale and dividends declared. Unrealized gains and losses, net of tax, on securities available for sale reduced equity by $14 million in the second quarter of 1996. At June 30, 1996, the net unrealized losses, net of tax, related to securities available for sale, totaled $0.8 million. The dividends declared during the second quarter of 1996 were $11.9 million or $0.20 per common share. At June 30, 1996, Signet's banking subsidiary, Signet Bank, met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.

     The Company's risk-based capital ratios at June 30, 1996 were 12.40% and 10.33% for Total Capital and Tier I Capital, respectively. The improvement in these capital ratios from March 31, 1996 reflected the impact of lower asset levels at June 30, 1996 than at the prior quarter-end along with a rise in equity. The high asset level at March 31, 1996 was temporary since it was primarily due to certain large amounts due to and due from brokers related to purchases and sales of securities available for sale. Signet's leverage ratio at June 30, 1996 was 7.14% which was unchanged from the end of the first quarter.

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

     ALCO, in managing interest rate sensitivity, also uses simulations to measure the impact that market changes and alternative strategies might have on net interest income and other income exposed to changing rates. Current period maturity, repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 3% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ALCO operates under a policy designed to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in rate sensitive income over a twelve month period.

     During the first half of 1996, Signet's balance sheet was in a moderately liability sensitive position. The Company has taken steps to limit its exposure to rising interest rates through the use of derivative products. At June 30, 1996, the notional values of the Company's derivative products for the purpose of managing interest rate risk were $2.4 billion of interest rate swaps, $650 million of interest rate floors and $300 million of interest rate caps.

     Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the first half of 1996 maintained the Company's strong liquidity position. During the first half of 1996, Signet's average loan balances were entirely funded with core deposits. Approximately $462 million of core deposits held on behalf of Capital One under terms of the separation agreement relating to the spin-off were transferred to another financial institution in the first quarter of 1996 and another $237 million of these deposits were transferred to Capital One at the end of the second quarter of 1996. During the second quarter, Signet Bank established a $2.5 billion Senior and Subordinated Bank Note facility, due from 30 days to 30 years from date of issue. No Notes had been issued under the facility at June 30, 1996. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied on the capital markets for funding.

     For the first half of 1996, cash and cash equivalents increased $72 million. Cash provided by operating activities amounted to $181 million resulting mainly from net proceeds from sales of loans held for sale. Cash used by investing activities amounted to $788 million principally due to net purchases of securities available for sale and an increase in loans. Cash provided by financing activities amounted to $72 million due primarily to an increase in short-term borrowings.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

               On March 19, 1996, subsequent to the announcement of 1995 earnings, Signet's management discovered the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. After taking into account sales of interests in and repayments of such loans, the Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro rata share of known claims to the total amount currently restrained by federal authorities, less associated costs. The restrained assets were turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

               In connection with the fraudulent loan transactions referred to above, the Company has initiated a proceeding in the United States District Court for the Eastern District of Virginia in which the relief sought is a declaratory judgment that the Company has no on-going duties, or any liabilities, to any of the financial institutions to which the Company sold interests in the fraudulent loans and that the assets recovered in connection with the fraud that are to be distributed to the victimized financial institutions be allocated on a pro rata basis. One of the defendant financial institutions has moved to dismiss the proceeding. Three of the defendant financial institutions have filed suit against the Company in other federal courts asking generally that the Company repurchase their interests in the loans on the grounds of breach of contract, mutual mistake, frustration of purpose and unjust enrichment. These three defendant financial institutions are suing for recovery of approximately $130 million in the aggregate, plus unspecified amounts for interest, costs and attorneys' fees. Management plans to vigorously defend any claims made against it in these and any other similar proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

               The annual meeting of shareholders of the Registrant was held on May 28, 1996. At the meeting, the following individuals were elected directors of the Registrant:


                                                                Vote Against
Name of Director                           In Favor              or Withheld              Abstain
J. Henry Butta                            43,452,297                446,208             15,499,913
Norwood H. Davis, Jr.                     43,470,202                428,303             15,499,913
William C. DeRusha                        43,506,448                392,057             15,499,913
Robert M. Freeman                         43,453,180                445,325             15,499,913
C. Stephenson Gillispie, Jr.              43,507,649                390,856             15,499,913
Bruce C. Gottwald, Jr.                    41,862,837              2,035,668             15,499,913
William R. Harvey                         43,508,051                390,454             15,499,913
Elizabeth G. Helm                         43,521,273                377,232             15,499,913
Robert M. Heyssel                         43,466,978                431,527             15,499,913
Malcolm S. McDonald                       43,459,143                439,362             15,499,913
Henry A. Rosenberg, Jr.                   43,510,554                387,951             15,499,913
Louis B. Thalheimer                       43,530,346                368,159             15,499,913

               The shareholders also approved: (i) the Corporation's 1996 Non-Employee Directors Stock Option Plan. 38,522,487 shares voted for, 4,925,423 shares voted against and 15,950,508 abstained from approval of the Plan and (ii) ratification of the selection of Ernst & Young LLP as independent auditors to audit the financial statements of the Corporation for 1996. 43,572,594 shares voted for, 204,027 shares voted against and 15,621,797 abstained from ratification.

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

                                             SIGNET BANKING CORPORATION
                                             --------------------------
                                                     (Registrant)

Date:  August 8, 1996                        /s/ WALLACE B. MILLNER III
       --------------                        --------------------------
                                                 Wallace B. Millner III
                                                 Vice Chairman and Chief
                                                 Financial Officer (Principal
                                                 Financial Officer)

Date:  August 8, 1996                        /s/ W. H. CATLETT, JR.
       --------------                        ----------------------
                                                 W. H. Catlett, Jr.
                                                 Executive Vice President and
                                                 Controller (Principal
                                                 Accounting Officer)