Form 10-Q
period 1996-09-30
SIGNET BANKING CORP
filed 1996-11-13
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended September 30, 1996 or

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from _______ to _______.


                         Commission file number 1-6505


                           SIGNET BANKING CORPORATION
             (Exact name of registrant as specified in its charter)


          Virginia                             54-6037910
(State or other jurisdiction       (I.R.S. Employer Identification No.)
incorporation or organization)


7 North Eighth Street, Richmond, Virginia        23219
(Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code       804 747-2000


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

                                        Yes [ X ]           No [  ]


         Common Shares outstanding as of October 31, 1996 - 59,832,150

                                     Index

                  SIGNET BANKING CORPORATION AND SUBSIDIARIES

                               September 30, 1996

                                                                        Page

PART I.    FINANCIAL INFORMATION

           Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet                        3
                           Statement of Consolidated Income                  4
                           Statement of Consolidated Cash Flows              5
                           Statement of Changes in Consolidated
                                   Stockholders' Equity                      6
                           Supplemental Notes to Quarterly
                                 Financial Statements                        6

           Item 2.         Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations                                  11

PART II.   OTHER INFORMATION

           Item 1.         Legal Proceedings                                24
           Item 6.         Exhibits and Reports on Form 8-K                 24

SIGNATURES                                                                  24

PART 1. FINANCIAL INFORMATION
Signet Banking Corporation and Subsidiaries
Item 1. Financial Statements
Consolidated Balance Sheet
(in thousands--except per share) (unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                               September 30                      December 31
                                                                          1996              1995                    1995
-----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                $  592,307       $  498,193             $  599,113
Interest bearing deposits with other banks                                  2,211            1,712                  3,129
Federal funds sold and securities purchased under resale agreements       589,590          425,305                460,217
Trading account securities                                                478,631          464,950                478,723
Loans held for securitization                                             300,000          750,000                389,700
Loans held for sale                                                       110,005          267,535                361,260
Securities available for sale                                           2,520,136        2,195,180              2,333,971
Investment securities                                                                      297,237
Loans:
    Consumer                                                            2,221,244        1,776,434              1,751,274
    Commercial                                                          3,325,278        2,982,401              3,090,904
    Real estate-construction                                              250,140          237,271                236,103
    Real estate-commercial mortgage                                       275,995          406,102                366,698
    Real estate-residential mortgage                                      311,169          248,145                122,584
-----------------------------------------------------------------------------------------------------------------------------
        Gross loans                                                     6,383,826        5,650,353              5,567,563
        Less: Unearned income                                            (211,759)        (140,916)              (151,535)
               Allowance for loan losses                                 (128,459)        (129,672)              (129,702)
-----------------------------------------------------------------------------------------------------------------------------
    Net loans                                                           6,043,608        5,379,765              5,286,326
Premises and equipment (net)                                              191,402          180,549                192,431
Interest receivable                                                       101,958           98,000                104,437
Other assets                                                              562,711          534,689                768,558
-----------------------------------------------------------------------------------------------------------------------------
    Total assets                                                      $11,492,559      $11,093,115            $10,977,865
-----------------------------------------------------------------------------------------------------------------------------
Liabilities
Non-interest bearing deposits                                         $ 1,774,901      $ 1,603,922            $ 1,726,378
Interest bearing deposits:
    Interest bearing demand                                             2,739,923        2,402,077              2,441,125
    Savings accounts                                                      669,062        1,338,824              1,395,514
    Savings certificates                                                2,285,807        1,828,217              1,850,397
    Large denomination certificates                                       204,940           99,890                129,711
    Foreign                                                               159,446           80,318                 49,846
-----------------------------------------------------------------------------------------------------------------------------
        Total interest bearing deposits                                 6,059,178        5,749,326              5,866,593
-----------------------------------------------------------------------------------------------------------------------------
            Total deposits                                              7,834,079        7,353,248              7,592,971
Securities sold under repurchase agreements                             1,356,190        1,153,479              1,124,105
Federal funds purchased                                                   799,376        1,285,918                780,193
Long-term borrowings                                                      400,018          253,129                253,033
Interest payable                                                           31,134           23,455                 19,460
Other liabilities                                                         182,288          181,514                344,154
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities                                                  10,603,085       10,250,743             10,113,916
Stockholders' Equity
Common stock, $5 par value; authorized 100,000,000 shares,
    issued and outstanding 59,724,436, 59,048,852 and
    59,208,745 shares, respectively                                       298,622          295,244                296,044
Capital surplus                                                           207,180          197,911                200,093
Retained earnings                                                         383,672          349,217                367,812
-----------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                            889,474          842,372                863,949
-----------------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholders' equity                        $11,492,559      $11,093,115            $10,977,865
-----------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Income
(in thousands--except per share) (unaudited)


-----------------------------------------------------------------------------------------------------------------------
                                                                      Three Months              Nine Months
                                                                    Ended September 30       Ended September 30
                                                                   1996            1995         1996           1995
-----------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, including fees:
        Consumer                                                 $  55,516      $  60,296      $163,303       $239,998
        Commercial                                                  59,691         53,703       171,611        150,426
        Real estate-construction                                     6,085          6,080        18,211         16,860
        Real estate-commercial mortgage                              6,036          9,358        21,896         32,765
        Real estate-residential mortgage                             5,701          5,011        13,081         14,364
-----------------------------------------------------------------------------------------------------------------------
            Total loans, including fees                            133,029        134,448       388,102        454,413
    Interest bearing deposits with other banks                         106            127           303          1,923
    Federal funds sold and resale agreements                         8,793          7,166        26,524         30,707
    Trading account securities                                       8,383          7,410        24,370         23,064
    Loans held for securitization                                    6,005         11,561        19,416         22,186
    Loans held for sale                                              8,441          7,785        28,106         15,122
    Securities available for sale                                   46,286         31,963       132,030         91,042
    Investment securities-taxable                                                   4,190                       12,393
    Investment securities-nontaxable                                                2,093                        8,160
-----------------------------------------------------------------------------------------------------------------------
            Total interest income                                  211,043        206,743       618,851        659,010
Interest expense:
    Interest bearing demand                                         21,230         18,667        57,519         55,409
    Savings accounts                                                 4,607         12,785        23,632         35,312
    Savings certificates                                            27,227         22,070        75,157         59,964
    Large denomination certificates                                  2,566          1,332         5,822         10,218
    Foreign                                                          2,583          1,721         6,277          5,209
-----------------------------------------------------------------------------------------------------------------------
            Total interest on deposits                              58,213         56,575       168,407        166,112
    Securities sold under repurchase agreements                     19,329         14,689        50,924         40,396
    Federal funds purchased                                         10,939         14,211        35,441         38,348
    Other short-term borrowings                                                                                 15,302
    Long-term borrowings                                             4,128          4,324        12,038         21,213
-----------------------------------------------------------------------------------------------------------------------
            Total interest expense                                  92,609         89,799       266,810        281,371
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                118,434        116,944       352,041        377,639
Provision for loan losses                                           19,000          8,681        44,051         20,111
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                 99,434        108,263       307,990        357,528
Non-interest income:
    Service charges on deposit accounts                             17,180         17,732        50,511         51,415
    Consumer loan servicing and service charge income               11,439          2,511        38,871         87,921
    Trust and other financial services income                       10,308          8,680        30,021         23,125
    Other                                                           29,831         17,440        70,486         47,352
-----------------------------------------------------------------------------------------------------------------------
        Non-interest operating income                               68,758         46,363       189,889        209,813
    Securities available for sale gains (losses)                      (629)           166           127            512
    Investment securities gains                                                       565                          823
-----------------------------------------------------------------------------------------------------------------------
            Total non-interest income                               68,129         47,094       190,016        211,148
Non-interest expense:
    Salaries                                                        54,605         45,792       155,607        147,161
    Employee benefits                                                8,811         10,517        31,678         40,934
    Supplies and equipment                                          10,036          9,384        29,626         32,625
    Occupancy                                                        9,045          9,635        28,759         31,023
    External data processing services                                7,992          6,868        23,471         22,662
    Travel and communications                                        6,231          6,138        18,857         24,895
    Capital One credit card solicitation                                                                        29,050
    Other                                                           26,135         21,173        71,983         83,527
-----------------------------------------------------------------------------------------------------------------------
            Total non-interest expense                             122,855        109,507       359,981        411,877
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes (Capital One Financial Corporation
    amounted to $0, $0, $0 and $27,407, respectively)               44,708         45,850       138,025        156,799
Applicable income taxes                                             15,102         15,707        46,743         54,745
-----------------------------------------------------------------------------------------------------------------------
Net income                                                       $  29,606      $  30,143     $  91,282       $102,054
Earnings per common share                                        $    0.49      $    0.50     $    1.51       $   1.71
Cash dividends declared per share                                     0.20           0.17          0.60           0.59
Average common shares outstanding                                   60,738         60,146        60,533         59,691
-----------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Cash Flows
(in thousands)(unaudited)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                    Nine Months Ended September 30
                                                                                                    1996                      1995
------------------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net income                                                                                     $ 91,282               $ 102,054
    Adjustments to reconcile net income to net cash (used) provided by operating activities:
        Provision for loan losses                                                                    44,051                  20,111
        Provision and writedowns on foreclosed property                                                 128                   2,040
        Depreciation and amortization                                                                30,630                  23,251
        Investment securities gains                                                                                            (823)
        Securities available for sale gains                                                            (127)                   (512)
        Decrease in interest receivable                                                               2,479                     557
        Decrease (increase) in other assets                                                         195,683                (381,345)
        Increase in interest payable                                                                 11,674                  13,794
        Decrease in other liabilities                                                              (166,110)                (16,119)
        Proceeds from securitization of credit card loans                                            90,000                 184,900
        Proceeds from sales of loans held for sale                                               24,812,124              29,325,216
        Purchases and originations of loans held for sale                                       (24,560,869)            (29,708,145)
        Proceeds from sales of trading account securities                                        13,116,785              12,082,168
        Purchases of trading account securities                                                 (13,116,693)            (12,194,078)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided (used) by operating activities                                        551,037                (546,931)

Investing Activities
    Proceeds from maturities of investment securities                                                                       115,279
    Purchases of investment securities                                                                                      (25,510)
    Proceeds from sales of securities available for sale                                          1,275,292                 494,445
    Proceeds from maturities of securities available for sale                                       284,411                 626,389
    Purchases of securities available for sale                                                   (1,781,933)             (2,425,232)
    Net increase in loans                                                                          (805,172)               (993,038)
    Recoveries of loans previously charged-off                                                        3,539                   8,266
    Purchases of premises and equipment                                                             (18,859)                (53,266)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                                                (1,042,722)             (2,252,667)

Financing Activities
    Net increase in deposits                                                                        241,108                 154,633
    Net increase in short-term borrowings                                                           251,268                 192,730
    Increase in Capital One Financial Corporation long-term debt prior to spin-off                                        1,388,153
    Proceeds from issuance of long-term debt                                                        150,000
    Payments on long-term debt                                                                       (3,015)                   (512)
    Net issuance of common stock                                                                      9,665                   1,102
    Payment of cash dividends                                                                       (35,692)                (34,661)
------------------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                               613,334               1,701,445
------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                                    121,649              (1,098,153)
Cash and cash equivalents at beginning of period                                                  1,062,459               2,023,363
------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                      $ 1,184,108           $     925,210
------------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                                                 $ 255,137               $ 288,993
    Income taxes paid                                                                                16,327                  21,436
    Transfer of loans to foreclosed property                                                          6,276                   2,446
    Transfer of loans to loans held for securitization                                                                      900,000
------------------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements

Signet Banking Corporation and Subsidiaries
Statement of Changes in Consolidated Stockholders' Equity
(in thousands) (unaudited)


--------------------------------------------------------------------------------------------------------

                                                             Common          Capital        Retained
                                                              Stock          Surplus        Earnings
--------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1996
Balance at beginning of period                                $296,044        $200,093        $367,812
Net income                                                                                      91,282
Issuance of Common Stock                                         2,578           7,087
Cash dividends                                                                                 (35,692)
Net unrealized losses on securities
    available for sale, net of tax benefit of $21,393                                          (39,730)
--------------------------------------------------------------------------------------------------------
Balance at end of period                                      $298,622        $207,180        $383,672
--------------------------------------------------------------------------------------------------------
Nine Months Ended September 30, 1995
Balance at beginning of period                                $293,184        $198,869        $619,426
Net income                                                                                     102,054
Issuance of Common Stock                                         3,352           6,249
Purchase of Common Stock                                        (1,292)         (7,207)
Cash dividends                                                                                 (34,661)
Spin-off of Capital One Financial Corporation                                                 (383,200)
Net unrealized gains on securities
    available for sale, net of tax of $24,553                                                   45,598
--------------------------------------------------------------------------------------------------------
Balance at end of period                                      $295,244        $197,911        $349,217
--------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements


Supplemental Notes to Quarterly Financial Statements
(dollars in thousands) (unaudited)
--------------------------------------------------------------------------------

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

Statement of Consolidated Cash Flows
Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements. A significant noncash transaction in the first nine months of 1995 included a transfer of $3,639,288 of assets (primarily $2,538,554 of loans), $3,256,088 of liabilities (primarily $1,388,153 related to long-term borrowings) and a decrease in retained earnings of $383,200 related to the spin-off of Capital One.

Securities Available for Sale
Securities available for sale are summarized as follows:


                                               September 30, 1996               September 30, 1995            December 31, 1995
                                                            Fair                              Fair                        Fair
                                             Cost           Value           Cost              Value           Cost       Value
----------------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency obligations -
    Mortgage-backed securities              $2,022,469     $2,024,226     $1,135,678        $1,173,564    $1,478,517   $1,530,818
    Other                                      298,058        301,875        912,132           920,609       562,815      583,275
States and political subdivisions               26,169         26,853            111               119        53,031       54,696
Other                                          170,289        167,182        112,885           100,888       173,137      165,182
----------------------------------------------------------------------------------------------------------------------------------
      Total                                 $2,516,985     $2,520,136     $2,160,806        $2,195,180    $2,267,500   $2,333,971
----------------------------------------------------------------------------------------------------------------------------------

                                       6

(dollars in thousands) (unaudited)
--------------------------------------------------------------------------------

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

Net Unrealized Gains (Losses) on Securities Available-for-Sale, Net of Tax

---------------------------------------------------------------------------

                                            Nine Months Ended
                                              September 30
                                    1996                         1995
---------------------------------------------------------------------------
Balance at beginning of period      $ 45,202                    $(21,790)
    First Quarter                    (31,940)                     20,386
    Second Quarter                   (14,021)                     24,046
    Third Quarter                      6,231                       1,166
---------------------------------------------------------------------------
Total change                         (39,730)                     45,598
Balance at end of period            $  5,472                    $ 23,808
---------------------------------------------------------------------------

Securitizations
The Company securitized $90,000 of credit card receivables in February, 1996 and $185,000 in September, 1995. These transactions were recorded as sales in accordance with SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse." Proceeds from these sales in 1996 and 1995 totaled $90,000 and $184,900, respectively. Receivables outstanding under credit card securitizations were $275,000 at September 30, 1996. Recourse obligations related to these transactions are not material. Excess servicing fees related to the credit card securitizations are recorded over the life of each sale transaction. The excess servicing fee is based upon the difference between finance charges received from the cardholders less the yield paid to investors, credit losses, and a normal servicing fee, which is also retained by the Company. In accordance with the sale agreements, a fixed amount of excess servicing fees may be set aside to absorb credit losses. None was required at September 30, 1996.

In December, 1995, the Company securitized $480,702 of home equity lines of credit. This transaction was also recorded as a sale in accordance with SFAS No.
77. Proceeds from the sale totaled $478,794. Receivables outstanding under this securitization were $420,446 at September 30, 1996. Recourse obligations related to this transaction are not material. A gain, equal to the present value of anticipated future net cash flows, net of transaction expenses and any unamortized deferred loan origination costs, of $9,562 was recorded as a result of the sale. Gains resulting from ongoing sales of receivables are recorded over the life of the transaction. In accordance with the sale agreement, a fixed amount of excess servicing fees is set aside to absorb credit losses. The amount available to absorb credit losses at September 30, 1996 was $5,288.

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

In June 1996, the Financial Accounting Standards Board issued SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement deals with accounting for transfers and servicing of financial assets and extinguishment of liabilities. In accordance with the statement, an entity recognizes the financial assets it controls and the

(dollars in thousands) (unaudited)
--------------------------------------------------------------------------------

liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The statement also requires that servicing assets and other retained interests in the transferred assets be measured by allocating the previous carrying amount between the assets sold, if any, and retained interests, if any, based on their relative fair values at the date of transfer. Servicing assets and liabilities would subsequently be measured by (a) amortization in proportion to and over the period of estimated net servicing income or loss and (b) assessment for asset impairment or increased obligation based on their fair values. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company is currently in the process of assessing the impact of SFAS 125.

Commercial Fraud Loss
On March 19, 1996, subsequent to the announcement of 1995 earnings, Signet's management discovered that the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. After taking into account sales of interests in and repayments of such loans, the Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount that management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount restrained by federal authorities, less associated costs, and turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

Capital One Financial Corporation ("Capital One")
On February 28, 1995, Signet distributed to Signet stockholders in a tax free distribution all of the common stock it held in Capital One. Included in Signet's nine months ended September 30, 1995 non-interest expense is $2,018 of minority interest in Capital One's earnings. Capital One's results of operations and financial position are excluded from those of the Company for periods subsequent to February 28,1995.

Capital One summary financial data follows:

                                                       Two Months Ended
                                                       February 28, 1995
---------------------------------------------------------------------------
Net interest income                                          $25,167
Provision for loan losses                                      3,929
---------------------------------------------------------------------------
Net interest income after provision for loan losses           21,238
Non-interest income                                           87,679
Non-interest expense                                          81,510
---------------------------------------------------------------------------
Income before income taxes                                    27,407
Applicable income taxes                                        9,870
---------------------------------------------------------------------------
Net income                                                   $17,537
---------------------------------------------------------------------------

Signet Banking Corporation and Subsidiaries
Financial Highlights
(dollars in thousands--except per share)
--------------------------------------------------------------------------------

Signet Banking Corporation (Signet) completed the spin-off of its subsidiary, Capital One Financial Corporation on February 28, 1995. Due to the significance of the spin-off, pro forma financial information for the first nine months of 1995 is provided below to illustrate Signet's financial results and other data assuming the spin-off had occurred prior to January 1, 1995.


------------------------------------------------------------------------------------------------------------------------------------
                                          Consolidated                     Consolidated     Pro Forma                Consolidated
                                       Three Months Ended                      Nine Months Ended                   Nine Months Ended
                                          September 30         Percent            September 30           Percent      September 30
                                        1996          1995     Change        1996              1995      Change            1995
------------------------------------------------------------------------------------------------------------------------------------
Earnings
    Net interest income
        (taxable equivalent)         $  120,492    $ 119,482     0.8 %   $   357,992         $ 361,227   (0.9)%          $ 386,394
    Net interest income                 118,434      116,944     1.3         352,041           352,472   (0.1)             377,639
    Net income                           29,606       30,143    (1.8)         91,282            86,535    5.5              102,054
-----------------------------------------------------------------------------------------------------------------------------------
Per Common Share
    Net income                        $    0.49      $  0.50    (2.0)    $      1.51         $    1.45    4.1            $    1.71
    Cash dividends declared                0.20         0.17    17.6            0.60                --     --                 0.59
    Book value                            14.89        14.27     4.3
    Period-end price                      26.75        26.38     1.4
-----------------------------------------------------------------------------------------------------------------------------------
Average Daily Balance
    Assets                          $11,429,415  $10,755,762     6.3     $11,281,783       $10,481,112    7.6          $11,185,698
    Earning assets                   10,203,525    9,555,056     6.8       9,995,768         9,346,754    6.9            9,978,031
    Loans (net of unearned income)    5,928,045    5,825,017     1.8       5,770,232         5,821,271   (0.9)           6,296,105
    Managed loan portfolio            6,932,773    6,234,072    11.2       6,795,270         5,949,099   14.2            7,659,533
    Deposits                          7,568,833    7,259,988     4.3       7,548,594         7,259,906    4.0            7,374,330
    Core deposits                     7,200,579    7,043,417     2.2       7,255,271         7,038,653    3.1            7,030,864
    Common stockholders' equity         863,801      824,191     4.8         856,758           791,324    8.3              872,580
    Common shares outstanding        60,738,071   60,145,919     1.0      60,532,872        59,690,734    1.4           59,690,734
-----------------------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets               1.03%        1.11%   (7.2)           1.08%             1.10%  (1.8)                1.22%
    Return on average common
        stockholders' equity              13.63        14.51    (6.1)          14.23             14.62   (2.7)               15.64
    Net yield margin                       4.70         4.96    (5.2)           4.78              5.17   (7.5)                5.18
    Allowance for loan losses to:
        Non-performing loans             441.17       339.92    29.8
        Non-performing assets            292.95       251.77    16.4
        Net loans                          2.08         2.35   (11.5)
    Non-performing assets to loans
        and foreclosed properties          0.71         0.93   (23.7)
    Stockholders' equity to assets         7.74         7.59     2.0
-----------------------------------------------------------------------------------------------------------------------------------
At Period-end
    Assets                          $11,492,559  $11,093,115     3.6
    Earning assets                   10,172,640    9,911,356     2.6
    Loans (net of unearned income)    6,172,067    5,509,437    12.0
    Managed loan portfolio            7,167,513    6,397,315    12.0
    Deposits                          7,834,079    7,353,248     6.5
    Core deposits                     7,469,693    7,173,040     4.1
    Common stockholders' equity         889,474      842,372     5.6
    Non-performing assets                43,851       51,504   (14.9)
    Number of common stockholders        15,164       15,134     0.2
    Full-time employees                   4,201        3,900     7.7
    Part-time employees                     955        1,049    (9.0)
-----------------------------------------------------------------------------------------------------------------------------------

Note: The common stock of Signet Banking Corporation is traded on the New York
      Stock Exchange under the symbol "SBK."

Table 1
Signet Banking Corporation
Selected Quarterly Financial Information


-----------------------------------------------------------------------------------------------------------------------


                                                          3rd Qtr       2nd Qtr      1st Qtr       4th Qtr      3rd Qtr
                                                           1996          1996         1996          1995         1995
------------------------------------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands--except per share)
Net interest income (taxable equivalent)                  $120,492      $119,122     $118,378     $117,443     $119,482
Less: taxable equivalent adjustment                          2,058         1,749        2,144        1,848        2,538
------------------------------------------------------------------------------------------------------------------------
Net interest income                                        118,434       117,373      116,234      115,595      116,944
Provision for loan losses                                   19,000        13,794       11,257       18,604        8,681
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                           99,434       103,579      104,977       96,991      108,263
Non-interest income                                         68,129        63,871       58,016       68,120       47,094
Non-interest expense (1)                                   122,855       121,511      115,615      152,191      109,507
------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                  44,708        45,939       47,378       12,920       45,850
------------------------------------------------------------------------------------------------------------------------
Applicable income taxes                                     15,102        15,458       16,183        3,894       15,707
------------------------------------------------------------------------------------------------------------------------
Net income                                               $  29,606      $ 30,481     $ 31,195      $ 9,026     $ 30,143
------------------------------------------------------------------------------------------------------------------------
Net income excluding commercial fraud loss               $  29,606      $ 30,481     $ 31,195     $ 31,776     $ 30,143
------------------------------------------------------------------------------------------------------------------------
Per common share:
  Net income (1)                                         $    0.49      $   0.50     $   0.52     $   0.15     $   0.50
  Net income excluding commercial fraud loss                  0.49          0.50         0.52         0.53         0.50
  Cash dividends declared                                     0.20          0.20         0.20         0.20         0.17
  Book value                                                 14.89         14.48        14.39        14.59        14.27

Average common shares outstanding                       60,738,071    60,502,076   60,356,655   60,230,489   60,145,919

Selected Average Balances
(dollars in millions)
Assets                                                   $  11,429      $ 11,347     $ 11,068     $ 10,982     $ 10,756
Earning assets                                              10,204        10,075        9,706        9,745        9,555
Loans (net of unearned income)                               5,928         5,814        5,566        5,598        5,825
Managed loan portfolio                                       6,933         6,841        6,611        6,482        6,234
Deposits                                                     7,569         7,525        7,551        7,346        7,260
Core deposits                                                7,201         7,219        7,347        7,164        7,043
Interest bearing liabilities                                 8,781         8,694        8,336        8,353        8,158
Stockholders' equity                                           864           847          859          856          824

Ratios
Return on average assets (2)                                  1.03%         1.08%        1.13%        0.33%        1.11%
Return on average common stockholders' equity (2)            13.63         14.47        14.60         4.18        14.51
Efficiency ratio (excluding foreclosed prop. exp.) (3)       64.92         66.16        66.23        63.47        65.99
Net interest spread                                           4.11          4.19         4.32         4.16         4.32
Net yield margin                                              4.70          4.75         4.91         4.78         4.96
Stockholders' equity to assets                                7.74          7.48         7.19         7.87         7.59

Credit Quality Data
Non-performing assets                                    $  43,851      $ 54,864     $ 47,203     $ 54,303     $ 51,504
Net charge-offs                                             16,983        13,785       14,526       15,622       12,965
Allowance for loan losses to:
  Non-performing loans                                      441.17%       371.73%      395.64%      337.05%      339.92%
  Non-performing assets                                     292.95        230.46       267.85       238.85       251.77
  Net loans                                                   2.08          2.14         2.18         2.39         2.35
Non-performing assets to loans and
  foreclosed properties                                       0.71          0.92         0.81         1.00         0.93
Net loan losses to average loans                              1.15          0.95         1.04         1.12         0.89
------------------------------------------------------------------------------------------------------------------------

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

Table 2
Signet Banking Corporation
Net Interest Income Analysis
Taxable Equivalent Basis (in thousands)


-----------------------------------------------------------------------------------------------------------------------------------

                                    Third Quarter 1996 Compared     Third Quarter 1996 Compared     YTD September 30, 1996 Compared
                                      with Third Quarter 1995         with Second Quarter 1996         with YTD September 30, 1995
------------------------------------------------------------------------------------------------------------------------------------
                                   Increase     Change due to *     Increase      Change due to *   Increase       Change due to *
                                  (Decrease)    Rate      Volume   (Decrease)    Rate      Volume  (Decrease)    Rate       Volume
------------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, including fees           $(1,124)  $ (4,703)   $  3,579   $4,194    $   191     $4,003   $(65,928)  $(13,871)   $(52,057)
    Securities available for sale    14,595        874      13,721    2,226        376      1,850     41,888        751      41,137
    Investment securities            (7,330)                (7,330)                                  (24,640)               (24,640)
    Other earning assets             (2,321)    (2,892)        571   (1,294)       201     (1,495)     5,717     (4,037)      9,754
------------------------------------------------------------------------------------------------------------------------------------
            Total interest income     3,820    (16,148)     19,968    5,126        387      4,739    (42,963)   (41,992)       (971)

Interest expense:
    Interest bearing deposits         1,638     (2,258)      3,896    2,933      2,356        577      2,295        (64)      2,359
    Fed funds and repurchase
        agreements                    1,368     (4,231)      5,599      491         20        471      7,621     (3,457)     11,078
    Other short-term borrowings                                                                      (15,302)               (15,302)
    Long-term borrowings               (196)      (745)        549      332        (60)       392     (9,175)      (947)     (8,228)
------------------------------------------------------------------------------------------------------------------------------------
            Total interest expense    2,810     (6,620)      9,430    3,756      2,540      1,216    (14,561)   (13,687)       (874)
------------------------------------------------------------------------------------------------------------------------------------
            Net interest income      $1,010   $(10,579)    $11,589   $1,370    $  (751)    $2,121   $(28,402)  $(27,848)   $   (554)
------------------------------------------------------------------------------------------------------------------------------------

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amountof the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are the sum of the individual lines.


Signet Banking Corporation and Subsidiaries
Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

Introduction
Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-state bank holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. At September 30, 1996, Signet had assets of approximately $11.5 billion and provided interstate financial services through its principal subsidiary, Signet Bank, a Virginia banking corporation headquartered in Richmond, Virginia. Signet Bank has banking offices in Virginia, Maryland and Washington, DC. Signet Bank was formed by the merger of Signet Bank/Virginia and Signet Bank/Maryland in 1995. In 1996, Signet Bank N.A. also merged into Signet Bank.

      Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 240 banking offices, 252 automated teller machines and a 24-hour full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, it provides specialized services for trust, leasing, asset based lending, cash management, real estate and insurance. Signet's primary market area for its traditional banking business extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater, Virginia. The Company markets several of its products nationally and is exploring the national marketing of certain other products.

      On October 17, 1996, Signet announced that it was initiating a wide-ranging business redesign project to accelerate the Company's transformation from a traditional regional bank to a national, information-based, financial services company. The project will begin with a comprehensive seven-month review followed by a twelve-to-eighteen month implementation period. The principal goals of the project are to align the processes and procedures more closely with strategies and to enhance revenue by shifting focus from products to customers. Signet expects improved profitability as a result of this project. The Company has engaged Aston Associates, a financial services consulting firm specializing in process redesign, to assist Signet employees in the effort. Aston has recently completed highly successful redesign engagements for two other large banking organizations.

      On March 19, 1996, subsequent to the announcement of 1995 earnings, Signet's management discovered that the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities have informed the Company that they believe there will be substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 ("the fraud loss") and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's pro-rata share of known claims to the total amount restrained by federal authorities, less associated costs, and now turned over to a trustee. The recovery amount is subject to change, even in the near term, as additional assets are recovered, additional claims are asserted or the market value of the restrained assets fluctuates. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

      On February 28, 1995, Signet distributed all of the remaining Capital One Financial Corporation ("Capital One") common stock it held to Signet stockholders in a tax-free distribution (the "spin-off"). Related assets of $3.6 billion and equity of $0.4 billion were included in the spin-off at that time. The spin-off created two independent financial institutions, each possessing substantial financial and managerial strength and each pursuing separate long-term business strategies.

      In 1995, Signet began construction on a new operations center located close to Richmond, Virginia, which was completed and fully occupied in the third quarter of 1996 at a total cost of approximately $55 million.

      The following discussion should be read in conjunction with the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results to be attained for any other period. In addition to the discussion of consolidated information, Signet Banking Corporation excluding Capital One ("pro forma") data is provided for the same periods where it was meaningful to discuss the Company's results excluding Capital One. Consolidated and pro forma results are the same for time periods subsequent to February 28, 1995, the date of the spin-off.

Earnings Analysis
Signet reported consolidated net income for the 1996 third quarter of $29.6 million, or $.49 per share, compared with $30.1 million, or $.50 per share, for the third quarter of 1995. Net income for the first nine months of 1996 was $91.3 million, or $1.51 per share, compared with $102.1 million, or $1.71 per share, for the same period last year. Consolidated earnings for the first nine months of 1995 included the results of Capital One for the two months prior to the spin-off on February 28, 1995. Net income for the first nine months of 1996 increased 5% from $86.5 million, or $1.45 per share, in the first nine months of 1995, on a pro forma basis. The 1996 performance reflected a 13% increase in total revenues (net interest income and non-interest income) for the first nine months of 1996 compared with pro forma results for the same period in 1995.

        The return on assets ("ROA") for the quarter and nine months ended September 30, 1996 was 1.03% and 1.08%, respectively. This compares with 1.11% and 1.22% for the comparable periods last year. The ROA for the first nine months of 1996 was down slightly from the 1.10% reported for the first nine months of 1995, on a pro forma basis. The return on equity ("ROE") for the quarter and nine months ended September 30, 1996 was 13.63% and 14.23%, respectively. This compares with 14.51% and 15.64% for the comparable periods last year. The ROE for the first nine months of 1996 was also down from 14.62% for the first nine months of 1995, on a pro forma basis.

Net Interest Income
Taxable equivalent net interest income, a primary contributor to earnings, totaled $120.5 million for the 1996 third quarter and $358.0 million for the nine months ended September 30, 1996. The net interest income in the third quarter of 1996 was relatively flat compared with the $119.5 million reported in the third quarter of 1995. On a pro forma basis, taxable equivalent net interest income amounted to $361.2 million for the first nine months of 1995. The net yield margin for the third quarter of 1996 was 4.70%, a 5 basis point decline from the second quarter of 1996, primarily the result of higher funding costs. The net interest spread of 4.11% for the third quarter of 1996 declined 8 basis points from the second quarter of 1996. Table 3 analyzes the change in the net yield margin from the second to the third quarter of 1996. The third quarter 1996 net yield margin decreased 26 basis points from 4.96% in the third quarter of 1995. The decline in the net yield margin was principally the result of a drop in the net interest spread from 4.32% to 4.11%, as the yield on earning assets fell more than funding rates. The lower yield on earning assets from the same quarter last year was partly due to the securitization of higher yielding home equity line and credit card loans.


Table 3
Signet Banking Corporation
Analysis of Change in Net Yield Margin

                         Second Quarter 1996 Versus Third Quarter 1996
-------------------------------------------------------------------------------

Net Yield Margin for Second Quarter 1996                                4.75%
Higher funding costs (excluding decrease in
    derivative income)                                                 (0.06)
Decrease in derivative income                                          (0.03)
Lower average Federal funds and resale agreements                       0.03
Other (net) -- Primarily change in mix and yield
    on remaining earning assets                                         0.01
-------------------------------------------------------------------------------
Net Yield Margin for Third Quarter 1996                                 4.70%
-------------------------------------------------------------------------------

Table 4
Signet Banking Corporation
Statement of Changes in Allowances for Loan Losses
(dollars in thousands)
--------------------------------------------------------------------------------



                                                           Three Months Ended                Nine Months Ended
                                                                      Consolidated                             Pro Forma
                                                  September 30          June 30                 September 30
------------------------------------------------------------------------------------------------------------------------
                                               1996          1995         1996         1996         1995       1995
------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                $126,442     $136,497     $126,433    $129,702     $220,519    $152,003
Additions to allowance charged to expense       19,000        8,681       13,794      44,051       20,111      16,182
Transfer to loans held for securitization/sale               (2,542)                               (4,920)     (4,181)
Transfer to Capital One Financial Corporation                                                     (68,516)
Loans charged off:
    Consumer (1)                                14,069        9,354       12,656      38,006       24,218      19,120
    Commercial                                     478           77           55       3,414        1,918       1,918
    Real estate-construction                     3,654          683                    4,493        1,080       1,080
    Real estate-mortgage (2)                       131        4,325        2,186       2,920       18,572      18,572
------------------------------------------------------------------------------------------------------------------------
    Total loans charged off                     18,332       14,439       14,897      48,833       45,788      40,690
Recoveries of loans previously charged off:
    Consumer (1)                                   454          402          440       1,248        2,963       1,055
    Commercial                                     725          758          440       1,556        3,800       3,800
    Real estate-construction                        99          131          132         279        1,201       1,201
    Real estate-mortgage (2)                        71          184          100         456          302         302
------------------------------------------------------------------------------------------------------------------------
    Total recoveries                             1,349        1,475        1,112       3,539        8,266       6,358
------------------------------------------------------------------------------------------------------------------------
Net loans charged off                           16,983       12,964       13,785      45,294       37,522      34,332
------------------------------------------------------------------------------------------------------------------------
Balance at end of period                      $128,459     $129,672     $126,442    $128,459     $129,672    $129,672
------------------------------------------------------------------------------------------------------------------------

Net loan losses (annualized) as a percentage
    of average loans:
    Consumer                                      2.64%        1.64%        2.38%       2.44%        1.01%       1.03%
    Commercial                                   (0.03)       (0.10)       (0.05)       0.08        (0.10)      (0.10)
    Real estate                                   1.73         2.10         0.94        1.10         2.63        2.63
------------------------------------------------------------------------------------------------------------------------
        Total                                     1.15%        0.89%        0.95%       1.05%        0.79%       0.79%
------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to net loans at end of period                     2.14%       2.08%        2.35%       2.35%

(1) Consumer includes loan-by-check net charge-offs as noted below:

    Loan-by-check risk tests                   $ 5,546      $ 5,754      $ 6,504    $ 19,283      $ 7,928     $ 7,928
    Other loan-by-check                          7,191          876        4,626      14,489        1,869       1,869
------------------------------------------------------------------------------------------------------------------------
    Total loan-by-check net charge-offs        $ 12,737     $ 6,630     $ 11,130    $ 33,772      $ 9,797     $ 9,797
------------------------------------------------------------------------------------------------------------------------

Average loan-by-check:
    Loan-by-check risk tests                   $115,877    $205,356     $136,598    $136,922     $221,138    $221,138
    Other loan-by-check                         670,594     276,320      676,586     621,156      179,306     179,306
------------------------------------------------------------------------------------------------------------------------
    Total loan-by-check                        $786,471    $481,676     $813,184    $758,078     $400,444    $400,444
------------------------------------------------------------------------------------------------------------------------

Net loan losses (annualized) as a percentage
    of average loan-by-check:
    Loan-by-check risk tests                      19.14%      11.21%       19.05%      18.78%        4.78%       4.78%
    Other loan-by-check                            4.29        1.27         2.73        3.11         1.39        1.39
    Total loan-by-check                            6.48%       5.51%        5.47%       5.94%        3.26%       3.26%
------------------------------------------------------------------------------------------------------------------------

(2) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
    Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

        Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management and trading activities. For Signet, variable rate assets generally exceed variable rate liabilities. To manage the resulting interest rate risk, Signet enters into derivative transactions. Derivative contracts, used for interest rate risk management purposes, reduced interest on earning assets by $1.8 million, $1.4 million and $3.4 million, and decreased borrowing costs by $3.7 million, $3.9 million and $2.8 million for the third quarter of 1996, second quarter of 1996 and third quarter of 1995, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 7 and 10 basis points for the third and second quarters of 1996, respectively. Interest rate derivative products reduced the third quarter 1995 net yield margin by 3 basis points.

Provision and Allowance for Loan Losses
The $19.0 million provision for loan losses in the third quarter of 1996 exceeded net charge-offs by $2.0 million for the same period and represented a $10.3 million increase from the 1995 third quarter level of $8.7 million. The increase in the provision was tied to the growth in consumer loans, primarily the loan-by-check portfolio. The Company provided $13.8 million for the allowance for loan losses in the 1996 second quarter. (See the following paragraph and the Consumer Loan Growth section for further discussion concerning the loan-by-check product.)

        Net charge-offs amounted to $17.0 million in the third quarter of 1996, a $3.2 million rise from the second quarter 1996 level of $13.8 million and up $4.0 million from $13.0 million in the third quarter of 1995. The increase in net charge-offs from the second quarter of 1996 was primarily caused by a $3.7 million charge-off on a real estate-construction loan for which sufficient specific allowance had already been provided and a $1.6 million increase in loan-by-check charge-offs. The increase in net charge-offs from the prior year's third quarter was primarily caused by a $6.1 million rise in loan-by-check charge-offs along with a $3.0 million increase in real estate-construction loan charge-offs partially offset by a $4.2 million drop in real estate-mortgage loan charge-offs. The loan-by-check risk test charge-offs noted in Table 4 were related to loans generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used when Signet expands loan-by-check solicitations. (See footnote 2 in Table 4 for more detailed information on the loan-by-check charge-offs.)

        The allowance for loan losses at September 30, 1996 was $128.5 million, or 2.08% of period-end loans, compared with $129.7 million, or 2.35% of loans at September 30, 1995 and the June 30, 1996 allowance of $126.4 million, or 2.14% of loans. The September 30, 1996 allowance for loan losses equaled 4.4 times non-performing loans and 2.9 times non-performing assets, compared with September 30, 1995 when the allowance for loan losses amounted to 3.4 times non-performing loans and 2.5 times non-performing assets. The decline in the level of the allowance from September 30, 1995 resulted primarily from charge-offs on commercial and real estate loans for which sufficient specific allowance had already been provided.

        At September 30, 1996, Signet's loans that were considered to be impaired under Statement of Financial Accounting Standards ("SFAS") No. 114 were comprised of $23.0 million of non-accrual loans for which the related allowance was $5.1 million. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $25.3 million. Collateral dependent loans, which were measured at the fair value of the loan's collateral, made up the majority of impaired loans at September 30, 1996.

Non-Interest Income
A significant portion of Signet's revenue is derived from non-interest sources such as deposit account service charges, consumer loan servicing and service charge income and trust and other financial services income. Signet's business strategies continue to emphasize non-interest operating income sources. Table 5 details the various components of non-interest income for the third quarter and first nine months of 1996 compared with the third quarter and first nine months of 1995, excluding Capital One, as well as the second quarter of 1996. Non-interest income for the third quarter of 1996 totaled $68.1 million, a $21.0 million, or 45%, increase over the third quarter of 1995 and a $4.3 million, or 7%, increase over the second quarter of 1996.

        Several factors contributed to the increase in non-interest income in the third quarter of 1996 compared to the same quarter of 1995. Consumer loan servicing and service charge income, which includes ongoing gains and servicing income on securitized assets, increased $8.9 million primarily due to an approximately $400 million increase in securitized consumer loans since the end of the third quarter of 1995. Non-interest income for the third quarter of 1996 benefited from strong trading profits, which were up $6.1 million from the same period last year, and $6.8 million of revenues earned by Signet's specialty commercial groups. Trust and other financial services income increased $1.6 million, or 19%, primarily from a rise in annuity product commissions and mutual fund investment management fees.

        The $4.3 million rise in non-interest income from the second to the third quarter of 1996 resulted mainly from a $4.9 million rise in trading profits as well as $6.8 million of revenues earned by Signet's specialty commercial groups. These positive factors were partially offset by a $3.8 million drop in consumer loan servicing and service charge income as present value gains on the securitized home equity loans fell and charge-offs on the securitized credit card portfolio rose thereby reducing servicing income. Signet recorded $3.1 million of gains from the sale of mortgage servicing rights in the second quarter of 1996.

Table 5
Signet Banking Corporation
Non-Interest Income and Expense
(in thousands)
--------------------------------------------------------------------------------


                                                                Three Months Ended                      Nine Months Ended
                                                            September 30              June 30               September 30
                                                       1996             1995           1996          1996           1995*
-----------------------------------------------------------------------------------------------------------------------------
Non-interest income:
    Service charges on deposit accounts                $ 17,180       $ 17,732        $ 17,100      $ 50,511      $ 51,415
    Consumer loan servicing and service charge income    11,439          2,511          15,276        38,871         6,695
    Trust and other financial services income            10,308          8,680          10,108        30,021        22,880
    Mortgage servicing and origination                    8,336          5,985           8,797        24,801        15,592
    Other service charges and fees                        3,874          2,880           3,916        11,672         9,429
    Trading profits                                       7,877          1,806           3,000        11,644         8,015
    Gain on sale of mortgage servicing                                                   3,073         6,499           977
    Gains on sale of mortgage loans                       1,644          2,422           2,606         5,826         1,877
    Other                                                 8,100          4,347            (169)       10,044         9,234
-----------------------------------------------------------------------------------------------------------------------------
        Non-interest operating income                    68,758         46,363          63,707       189,889       126,114
    Securities available for sale gains (losses)           (629)           166             164           127           512
    Investment securities gains                                            565                                         823
-----------------------------------------------------------------------------------------------------------------------------
        Total non-interest income                      $ 68,129       $ 47,094        $ 63,871      $190,016      $127,449
-----------------------------------------------------------------------------------------------------------------------------

Non-interest expense:
    Salaries                                           $ 54,605       $ 45,792        $ 52,302      $155,607      $132,098
    Employee benefits                                     8,811         10,517          10,466        31,678        36,291
-----------------------------------------------------------------------------------------------------------------------------
        Total staff expense                              63,416         56,309          62,768       187,285       168,389
    Supplies and equipment                               10,036          9,384           9,985        29,626        26,657
    Occupancy                                             9,045          9,635           9,520        28,759        28,912
    External data processing services                     7,992          6,868           8,333        23,471        19,826
    Travel and communications                             6,231          6,138           6,706        18,857        17,336
    Public relations, sales and advertising               6,304          3,360           4,559        15,752        10,887
    Professional services                                 2,954          3,783           3,797        10,064        11,238
    Credit and collection                                 1,475            760           1,307         4,129         1,097
    FDIC assessment                                       1,725           (312)            180         2,075         7,965
    Foreclosed property - net                                               64             552          (268)           80
    Other                                                13,677         13,518          13,804        40,231        39,942
-----------------------------------------------------------------------------------------------------------------------------
        Total non-interest expense                     $122,855       $109,507        $121,511      $359,981      $332,329
-----------------------------------------------------------------------------------------------------------------------------

* Nine months ended September 30, 1995 excludes Capital One Financial
  Corporation

Non-Interest Expense
Non-interest expense for the third quarter of 1996 totaled $122.9 million, an increase of $13.3 million, or 12%, from the third quarter of 1995 reflecting continued investment in people and systems to build the infrastructure for information based businesses. The largest increase was $7.1 million in staff expense resulting primarily from an 8% increase in the number of full-time employees. Public relations, sales and advertising rose $2.9 million as Signet resumed its consumer loan direct mail solicitations. The $1.1 million rise in external data processing services, the $0.7 million increase in supplies and equipment expense as well as a $0.7 million jump in credit and collection expenses were attributable to servicing the expanded consumer loan base. The FDIC assessment rose significantly due to a one-time $1.6 million charge for the Savings Association Insurance Fund recapitalization.

        Non-interest expense rose a modest $1.3 million, or 1%, from the second to the third quarter of 1996 largely as a result of the one-time $1.6 million charge for the Savings Association Insurance Fund recapitalization mentioned previously. A $2.3 million increase in salaries, mainly from higher incentives due to strong trading profits, was substantially offset by a $1.7 million drop in benefits expense as health care claims were more favorable than originally projected. Public relations, sales and advertising expense rose $1.7 million due to the resumption of direct mail solicitations mentioned earlier.

        Signet's efficiency ratio (the ratio of non-interest expense, excluding foreclosed property expense, to taxable equivalent operating income) of 64.92% for the third quarter of 1996 improved from the 65.99% reported for the third quarter of 1995. In addition, this ratio was down slightly from 66.16% for the second quarter of 1996.

Table 6
Signet Banking Corporation
Average Balance Sheet
(dollars in thousands)


-----------------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                   September 30
                                                                1996                                     1995
-----------------------------------------------------------------------------------------------------------------------------
                                                   Average       Income/     Yield/         Average     Income/      Yield/
                                                   Balance       Expense      Rate          Balance     Expense       Rate
-----------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
    Interest bearing deposits with other banks     $   8,322       $ 106       4.98%    $     8,136     $  127         6.11%
    Federal funds and resale agreements              632,373       8,793       5.44         469,512      7,166         5.97
    Trading account securities                       534,483       8,383       6.24         464,254      7,410         6.33
    Loans held for securitization                    300,000       6,005       7.96         425,543     11,561        10.87
    Loans held for sale                              322,318       8,441      10.25         312,734      7,785         9.74
    Securities available for sale                  2,477,984      46,541       7.51       1,712,148     31,946         7.30
    Investment securities-taxable                                                           230,852      4,190         7.26
    Investment securities-nontaxable                                                        106,860      3,140        11.75
    Loans (net of unearned income):
        Consumer                                   2,061,732      55,516      10.71       2,182,724     60,296        10.98
        Commercial                                 3,031,863      61,080       8.01       2,747,241     54,598         7.88
        Real estate-construction                     250,921       6,085       9.49         230,364      6,080        10.33
        Real estate-commercial mortgage              291,124       6,450       8.81         423,622      9,971         9.34
        Real estate-residential mortgage             292,405       5,701       7.80         241,066      5,011         8.31
-----------------------------------------------------------------------------------------------------------------------------
            Total loans                            5,928,045     134,832       9.05       5,825,017    135,956         9.26
-----------------------------------------------------------------------------------------------------------------------------
Total earning assets                              10,203,525    $213,101       8.31%      9,555,056   $209,281         8.69%
-----------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
    Cash and due from banks                          473,638                                533,901
    Allowance for loan losses                       (126,539)                              (133,144)
    Premises and equipment (net)                     194,211                                174,691
    Other assets                                     684,580                                625,258
-----------------------------------------------------------------------------------------------------------------------------
Total assets                                     $11,429,415                            $10,755,762
-----------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
    Deposits:
        Interest bearing demand                  $ 2,654,412    $ 21,230       3.18%    $ 2,379,104   $ 18,667         3.11%
        Savings accounts                             687,441       4,607       2.67       1,315,832     12,785         3.85
        Savings certificates                       2,288,185      27,227       4.73       1,791,296     22,070         4.89
        Large denomination certificates              180,640       2,566       5.56         100,367      1,332         5.19
        Foreign                                      187,614       2,583       5.39         116,204      1,721         5.80
-----------------------------------------------------------------------------------------------------------------------------
            Total interest bearing deposits        5,998,292      58,213       3.86       5,702,803     56,575         3.94
    Federal funds and repurchase agreements        2,507,844      30,268       4.72       2,201,617     28,900         5.14
    Other short-term borrowings
    Long-term borrowings                             274,419       4,128       5.89         253,174      4,324         6.68
-----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                 8,780,555    $ 92,609       4.20%      8,157,594   $ 89,799         4.37%
-----------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
    Demand deposits                                1,570,541                              1,557,185
    Other liabilities                                214,518                                216,792
Common stockholders' equity                          863,801                                824,191
-----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $11,429,415                            $10,755,762
-----------------------------------------------------------------------------------------------------------------------------
Net interest income / spread                                    $120,492       4.11%                  $119,482         4.32%
-----------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                      8.31%                                   8.69%
Interest expense to average earning assets                                     3.61                                    3.73
-----------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                               4.70%                                   4.96%
-----------------------------------------------------------------------------------------------------------------------------

Table 6
Signet Banking Corporation
Average Balance Sheet (continued)
(dollars in thousands)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                        June 30                                    September 30
                                                          1996                       1996                           1995
------------------------------------------------------------------------------------------------------------------------------------
                                             Average     Income/  Yield/   Average   Income/   Yield/    Average   Income/  Yield/
                                             Balance     Expense   Rate    Balance   Expense    Rate     Balance   Expense   Rate
------------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
    Interest bearing deposits with other
       banks                               $     2,862  $     43   5.94%    $  7,940    $  303   5.01%  $   42,739  $  1,923   5.93%
    Federal funds and resale agreements        703,429     9,543   5.37      642,363    26,524   5.43      678,648    30,707   5.97
    Trading account securities                 493,912     7,865   6.40      511,562    24,370   6.36      478,617    23,064   6.44
    Loans held for securitization              300,000     5,992   8.03      310,149    19,416   8.36      242,858    22,186  12.18
    Loans held for sale                        381,530     9,579   9.93      364,319    28,106  10.14      214,652    15,122   9.29
    Securities available for sale            2,379,317    44,315   7.45    2,389,203   133,089   7.43    1,657,709    91,201   7.25
    Investment securities-taxable                                                                         229,777    12,393   7.19
    Investment securities-nontaxable                                                                      136,926    12,247  11.93
    Loans (net of unearned income):
        Consumer                             2,055,518    54,725  10.71    2,008,202   163,303  10.86    2,819,625   239,998  11.37
        Commercial                           2,923,535    57,485   7.91    2,949,564   175,071   7.93    2,555,956   152,790   7.99
        Real estate-construction               252,540     6,064   9.50      249,571    18,211   9.59      218,701    16,862  10.17
        Real estate-commercial mortgage        348,219     8,188   9.46      332,293    23,328   9.38      474,337    34,908   9.84
        Real estate-residential mortgage       234,634     4,176   7.12      230,602    13,081   7.56      227,486    14,364   8.42
------------------------------------------------------------------------------------------------------------------------------------
            Total loans                      5,814,446   130,638   9.04    5,770,232   392,994   9.10    6,296,105   458,922   9.75
------------------------------------------------------------------------------------------------------------------------------------
Total earning assets                        10,075,496  $207,975   8.30%   9,995,768  $624,802   8.35%   9,978,031  $667,765   8.95%
------------------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
    Cash and due from banks                    514,523                       505,617                       516,299
    Allowance for loan losses                 (126,569)                     (127,201)                     (157,777)
    Premises and equipment (net)               197,471                       195,992                       189,071
    Other assets                               685,761                       711,607                       660,074
------------------------------------------------------------------------------------------------------------------------------------
Total assets                               $11,346,682                   $11,281,783                   $11,185,698
------------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
    Deposits:
        Interest bearing demand            $ 2,537,684  $ 18,209   2.89% $ 2,555,917  $ 57,519   3.01%  $2,391,207  $ 55,409   3.10%
        Savings accounts                       949,193     7,530   3.19      960,679    23,632   3.29    1,253,802    35,312   3.77
        Savings certificates                 2,158,040    25,395   4.73    2,132,445    75,157   4.71    1,872,103    59,964   4.28
        Large denomination certificates        126,537     1,731   5.41      139,607     5,822   5.48      227,757    10,218   5.92
        Foreign                                179,726     2,415   5.32      153,716     6,277   5.37      115,709     5,209   5.94
------------------------------------------------------------------------------------------------------------------------------------
            Total interest bearing deposits  5,951,180    55,280   3.74    5,942,364   168,407   3.79    5,860,578   166,112   3.79
    Federal funds and repurchase agreements  2,491,809    29,777   4.73    2,402,182    86,365   4.72    1,982,044    78,744   5.24
    Other short-term borrowings                                                                            305,599    15,302   6.60
    Long-term borrowings                       250,606     3,796   5.99      259,394    12,038   6.10      402,331    21,213   6.95
------------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities           8,693,595  $ 88,853   4.11%   8,603,940  $266,810   4.14%   8,550,552  $281,371   4.40%
------------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
    Demand deposits                          1,574,282                     1,606,230                     1,513,752
    Other liabilities                          231,798                       214,855                       248,814
Common stockholders' equity                    847,007                       856,758                       872,580
------------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity $11,346,682                   $11,281,783                   $11,185,698
------------------------------------------------------------------------------------------------------------------------------------
Net interest income / spread                            $119,122   4.19%              $357,992   4.21%              $386,394   4.55%
------------------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                          8.30%                         8.35%                         8.95%
Interest expense to average earning assets                         3.55                          3.57                          3.77
------------------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                   4.75%                         4.78%                         5.18%
------------------------------------------------------------------------------------------------------------------------------------

* Includes the effects of taxable equivalent adjustments using a tax rate of 35%.

Income Taxes
Income tax expense for the third quarter of 1996 was $15.1 million, compared with the third quarter 1995 expense of $15.7 million and second quarter 1996 expense of $15.5 million. The Company's effective tax rate was approximately 34% for all three quarters.

Financial Condition
Average earning assets totaled $10.2 billion for the third quarter of 1996, up $648 million, or 7%, from the third quarter 1995 and up a modest $128 million from the $10.1 billion reported for the second quarter of 1996. Loan securitizations reduced consumer loans by transferring assets off the balance sheet. Adding average securitized loans to both years' quarterly average earning assets and adjusting for loans that may be sold to Capital One, in accordance with previously agreed upon terms of the spin-off, resulted in a 12% increase in managed earning assets from the third quarter of 1995 compared with the third quarter of 1996. Loans (net of unearned income) for the third quarter of 1996 averaged $5.9 billion, up slightly from the third quarter of 1995 and the second quarter of 1996. Including securitized assets and loans held for securitization, managed loans grew $242 million during the quarter and totaled approximately $7.2 billion at September 30, 1996. In keeping with Signet's de-emphasis of commercial real estate lending, the Company sold $43 million of performing loans in July, 1996. The average amount of commercial loans increased $285 million when comparing the third quarter of 1996 to the same period in 1995, as Signet successfully grew its leasing portfolio and targeted certain specialized industries. Healthy residential mortgage loan origination activity caused the real estate-residential mortgage average outstandings to rise $51 million from the third quarter of 1995 even though Signet sold approximately $179 million of adjustable rate mortgages in December, 1995.

        Investment securities declined from a $338 million average in the third quarter of 1995 to zero in the third quarter of 1996, reflecting the reclassification of all of the Company's investment securities to securities available for sale in December, 1995, as allowed by implementation guidance for SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

        Average securities available for sale increased $766 million, or 44%, in the third quarter of 1996 compared with the average for the same quarter of 1995. A portion of this increase resulted from the reclassification of investment securities to securities available for sale in December, 1995, as noted above.

        Interest bearing liabilities averaged $8.8 billion in the third quarter of 1996, up $623 million, or 8%, from the third quarter of 1995. The increase came from a $306 million increase in average federal funds and repurchase agreements and a $295 million rise in average deposits. Average non-interest bearing demand deposits remained relatively level at $1.6 billion when comparing the third quarter of 1996 to the same quarter of 1995.

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

Consumer Loan Growth
In 1994, Signet expanded its use of information-based strategies, formerly used in connection with its credit card business, to all types of consumer loans, which significantly increased growth in this portfolio. This technique involved generating a data base of potentially creditworthy customers for particular products and then following up with direct mail solicitations. Much of the growth was in a new loan product, "loan-by-check," whereby customers received direct-mail solicitations and were offered installment loans in the form of a check which were activated by the customer's endorsement and deposit of the check. Signet is also beginning to apply information-based strategies to home equity, student and small business loans. Solicitations in these areas are mostly in the early testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically feasible for the Company. As a result of these solicitations, from September 30, 1995, to September 30, 1996, the installment loan portfolio (primarily loan-by-check) grew $375 million; the student loan portfolio (including $300 million in student loans held for securitization) increased $145 million; and the home equity loan portfolio (including $420 million of securitized loans) was up $45 million. In total, the managed consumer loan portfolio increased $552 million, or 21%. The portfolio rose $187 million from the end of the second quarter. During the second quarter, Signet elected to delay some of its national marketing programs while re-examining market conditions and further calibrating the models used for targeting customers. Signet focused its efforts on improving product design and delivery, and on developing new customer management techniques to improve account profitability. The Company resumed more active direct mail solicitations during the third quarter of 1996. The managed consumer loan portfolio is composed of consumer loans, consumer loans held for sale and consumer loans held for securitization. Securitized consumer loans are not assets of the Company and, therefore, are not shown on the balance sheet.

Table 7
Signet Banking Corporation
Managed Consumer Loan Portfolio
(in thousands)


--------------------------------------------------------------------------------------------------------------------------------
                                                                                    Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                September 30           June 30       March 31      December 31   September 30
                                                    1996                1996           1996           1995           1995
--------------------------------------------------------------------------------------------------------------------------------
Average balances:
    Student loans                                $   788,904         $  776,326      $  746,038     $  683,704     $  645,145
    Installment loans                              1,015,639          1,035,592         921,869        773,134        730,186
    Home equity loans                                147,376            122,649         101,404         87,915        525,232
    Credit card                                       48,845             60,792          73,166        218,933        195,115
    Other loans                                       60,968             60,159          64,291         60,801         87,046
--------------------------------------------------------------------------------------------------------------------------------
Sub-total average consumer loan portfolio          2,061,732          2,055,518       1,906,768      1,824,487      2,182,724
--------------------------------------------------------------------------------------------------------------------------------
    Consumer loans held for sale                     161,860            202,029         231,968        196,296        163,082
    Credit card loans held for securitization                                            30,557            975        120,652
    Home equity loans held for securitization                                                          322,826          4,891
    Student loans held for securitization            300,000            300,000         300,000        300,000        300,000
--------------------------------------------------------------------------------------------------------------------------------
Total average on-balance sheet portfolio           2,523,592          2,557,547       2,469,293      2,644,584      2,771,349
    Securitized home equity loans                    429,728            451,118         469,593        135,850
    Securitized credit card loans                    275,000            275,000         244,341        234,330        195,390
--------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                     704,728            726,118         713,934        370,180        195,390
Less loans that may be sold to Capital One          (161,860)          (202,029)       (231,968)      (306,054)      (374,960)
--------------------------------------------------------------------------------------------------------------------------------
Total average managed consumer loan portfolio     $3,066,460         $3,081,636      $2,951,259     $2,708,710     $2,591,779
--------------------------------------------------------------------------------------------------------------------------------
Period-end balances:
    Student loans                                $   820,319         $  773,196      $  776,663     $  709,583     $  675,348
    Installment loans                              1,128,607            994,243       1,072,831        810,999        753,631
    Home equity loans                                164,805            135,064         111,579         87,348         89,843
    Credit card                                       47,524             49,630          64,261         81,532        197,419
    Other loans                                       59,989             64,230          61,185         61,812         60,193
--------------------------------------------------------------------------------------------------------------------------------
Sub-total period-end consumer loan portfolio       2,221,244          2,016,363       2,086,519      1,751,274      1,776,434
--------------------------------------------------------------------------------------------------------------------------------
    Consumer loans held for sale                                        194,097         215,961        240,902        165,205
    Credit card loans held for securitization                                                           89,700
    Home equity loans held for securitization                                                                         450,000
    Student loans held for securitization            300,000            300,000         300,000        300,000        300,000
--------------------------------------------------------------------------------------------------------------------------------
Total period-end on-balance sheet portfolio        2,521,244          2,510,460       2,602,480      2,381,876      2,691,639
    Securitized home equity loans                    420,446            438,368         459,949        480,702
    Securitized credit card loans                    275,000            275,000         275,000        185,000        290,833
--------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                     695,446            713,368         734,949        665,702        290,833
Less loans that may be sold to Capital One                             (194,097)       (215,961)      (240,902)      (318,160)
--------------------------------------------------------------------------------------------------------------------------------
Total period-end managed consumer loan portfolio  $3,216,690         $3,029,731      $3,121,468     $2,806,676     $2,664,312
--------------------------------------------------------------------------------------------------------------------------------

Table 8
Signet Banking Corporation
Impact of Consumer Loan Securitizations
(dollars in thousands)


----------------------------------------------------------------------------------------------------------------------------------

                                                            3rd Qtr        2nd Qtr        1st Qtr         4th Qtr       3rd Qtr
                                                             1996           1996           1996            1995          1995
----------------------------------------------------------------------------------------------------------------------------------
Statement of Income
Net interest income                                      $    118,434    $   117,373     $   116,234     $  115,595    $  116,944
Provision for loan losses                                      19,000         13,794          11,257         18,604         8,681
Non-interest income                                            68,129         63,871          58,016         68,120        47,094
Non-interest expense                                          122,855        121,511         115,615        152,191       109,507
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              $      44,708    $    45,939     $    47,378     $   12,920    $   45,850
----------------------------------------------------------------------------------------------------------------------------------

Adjustments for Securitizations
Net interest income                                     $      12,206    $    12,484     $    11,849     $    7,071    $    5,889
Provision for loan losses                                       3,276          2,322           2,011          1,876         2,314
Non-interest income                                            (7,575)       (11,750)         (9,061)       (14,757)       (3,575)
Non-interest expense
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income before income taxes       $       1,355    $    (1,588)    $       777     $   (9,562)   $        0
----------------------------------------------------------------------------------------------------------------------------------

Adjustments for Loans That May Be Sold to Capital One
Net interest income                                     $      (2,333)   $    (3,322)    $    (2,724)    $   (2,951)   $   (2,632)
Provision for loan losses                                           0              0               0         (3,957)       (4,352)
Non-interest income                                             2,333          3,322           2,724         (1,006)       (1,720)
Non-interest expense
----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income before income taxes       $           0    $         0     $         0     $       0     $       0
----------------------------------------------------------------------------------------------------------------------------------

Managed Statement of Income (adjusted)
Net interest income                                     $     128,307    $   126,535     $   125,359     $  119,715    $  120,201
Provision for loan losses                                      22,276         16,116          13,268         16,523         6,643
Non-interest income                                            62,887         55,443          51,679         52,357        41,799
Non-interest expense                                          122,855        121,511         115,615        152,191       109,507
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                              $      46,063    $    44,351     $    48,155     $    3,358    $   45,850
----------------------------------------------------------------------------------------------------------------------------------
As reported:
    Average earning assets                              $  10,203,525    $10,075,496     $ 9,705,995     $9,745,118    $9,555,056
    Return on assets                                             1.03%          1.08%           1.13%          0.33%         1.11%
    Net yield margin                                             4.70%          4.75%           4.91%          4.78%         4.96%

On a managed basis:
    Average earning assets                              $  10,746,393    $10,599,585     $10,187,961     $9,809,244    $9,375,586
    Return on assets                                             1.01%          1.00%           1.10%          0.10%         1.13%
    Net yield margin                                             4.83%          4.87%           5.03%          4.92%         5.19%

Yield on managed consumer loan portfolio                        10.86%         10.89%          11.21%         10.85%        10.86%
----------------------------------------------------------------------------------------------------------------------------------

Table 9
Signet Banking Corporation
Non-Performing Assets
(dollars in thousands)

--------------------------------------------------------------------------------------------------------------------------------

                                                                           September 30              June 30         December 31
                                                                     1996               1995           1996              1995
--------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial                                                       $10,672          $  8,595       $ 7,552           $ 9,033
    Consumer                                                           2,374             1,039         1,694             1,572
    Real estate - construction                                         1,206             3,471         9,596             2,988
    Real estate - mortgage *                                          14,866            25,043        15,172            24,888
--------------------------------------------------------------------------------------------------------------------------------
        Total non-accrual loans                                       29,118            38,148        34,014            38,481
Foreclosed properties                                                 14,733            13,356        20,850            15,822
--------------------------------------------------------------------------------------------------------------------------------
        Total non-performing assets                                  $43,851           $51,504       $54,864           $54,303
--------------------------------------------------------------------------------------------------------------------------------
Percentage to loans (net of unearned) and foreclosed properties         0.71%             0.93%         0.92%             1.00%
Allowance for loan losses to:
    Non-performing loans                                              441.17            339.92        371.73            337.05
    Non-performing assets                                             292.95            251.77        230.46            238.85
--------------------------------------------------------------------------------------------------------------------------------

* Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
  Real estate-residential mortgage non-accrual loans were not significant for the periods presented.


Risk Elements
Non-performing assets at September 30, 1996 totaled $43.9 million, or 0.71% of loans and foreclosed properties, down from $51.5 million, or 0.93%, at September 30, 1995 and $54.9 million, or 0.92%, at June 30, 1996. Overall, non-performing commercial loans rose $2.1 million from September 30, 1995 to September 30, 1996. Over the same period, consumer loans rose a modest $1.3 million, real estate-construction loans fell $2.3 million and real estate-mortgage loans declined $10.2 million. Foreclosed properties rose to $14.7 million and were equal to 34% of total non-performing assets and 48% of non-performing real estate assets as of September 30, 1996. In accordance with SFAS No. 114, a loan is classified as foreclosed property where possession has been taken of the collateral, regardless of whether formal foreclosure proceedings have taken place. Table 9 provides details on the various components of non-performing assets at the dates indicated.

        Accruing loans contractually past due 90 days or more as to principal or interest payments totaled $78.0 million, $66.2 million and $70.8 million as of September 30, 1996, September 30, 1995 and June 30, 1996, respectively. The details of these past due loans are displayed in Table 10. The past due commercial and real estate loans were in the process of collection and were adequately collateralized. The increase in past due student loans from June 30, 1996 was attributable to seasonal factors. Students graduating in December have a six month grace period in which they do not have to make any payments. Therefore, September is the first month in which they may become 90 days past due. Past due student loans accounted for $45.2 million, or 58%, of all past due loans. Of the past due student loan balances, $43.7 million, or 97%, were indirectly government guaranteed and do not represent material loss exposure to Signet.


Table 10
Signet Banking Corporation
Accruing Loans Past Due 90 Days or More
(dollars in thousands)


-----------------------------------------------------------------------------------------------------------

                                        September 30                    June 30              December 31
                                 1996                1995                1996                   1995
-----------------------------------------------------------------------------------------------------------
Commercial                      $ 6,969             $ 3,947             $ 5,308                $ 6,326
Consumer:
    Student loans                45,159              29,863              37,374                 32,308
    Credit card                   1,950               5,147               3,396                  5,118
    Loan-by-check-risk tests      6,865               9,263               7,530                  8,812
    Loan-by-check-other           8,321               1,403               5,666                  2,424
    Other consumer                2,320               1,604               2,286                  2,068
-----------------------------------------------------------------------------------------------------------
        Total consumer           64,615              47,280              56,252                 50,730
Mortgage                          6,083              14,563               6,197                  9,200
Construction                        366                 442               3,005                    115
-----------------------------------------------------------------------------------------------------------

        Total                   $78,033             $66,232             $70,762                $66,371
-----------------------------------------------------------------------------------------------------------


Table 11
Signet Banking Corporation
Selected Capital Data
(dollars in thousands)


---------------------------------------------------------------------------------------------------------------
                                                            September 30                           December 31
                                                  1996                      1995                      1995
----------------------------------------------------------------------------------------------------------------
Qualifying common stockholders' equity         $   882,040               $   815,149               $   815,342
Less goodwill and other disallowed intangibles     (53,844)                  (60,553)                  (58,881)
----------------------------------------------------------------------------------------------------------------
    Total Tier I capital                           828,196                   754,596                   756,461

Qualifying debt                                    212,667                   115,334                   114,534
Qualifying allowance for loan losses                97,208                    95,587                    96,751
----------------------------------------------------------------------------------------------------------------
    Total Tier II capital                          309,875                   210,921                   211,285
----------------------------------------------------------------------------------------------------------------
    Total risked-based capital                  $1,138,071               $   965,517               $   967,746
----------------------------------------------------------------------------------------------------------------
Total risk-adjusted assets                      $7,745,427                $7,612,866                $7,707,111
----------------------------------------------------------------------------------------------------------------

Ratios:
Tier I capital                                       10.69%                     9.91%                     9.82%
Total risk-based capital                             14.69                     12.68                     12.56
Tier I leverage                                       7.33                      7.06                      6.93
Tangible Tier I leverage                              6.68                      6.64                      6.36
Common equity to assets                               7.74                      7.59                      7.87
Common dividend payout ratio (year-to-date)          39.74                     34.50                     42.47
Book value per share                                $14.89                    $14.27                    $14.59


Stockholders' Equity
Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Company in withstanding unforeseen adverse developments. At September 30, 1996, stockholders' equity totaled $889 million, an increase of $47 million, or 6%, from the September 30, 1995 level of $842 million. Since June 30, 1996, stockholders' equity rose $27 million as net income, the issuance of common stock and net unrealized gains on securities available for sale exceeded dividends declared. Unrealized gains and losses, net of tax, on securities available for sale increased equity by $6 million in the third quarter of 1996. At September 30, 1996, the net unrealized gains, net of tax, related to securities available for sale, totaled $5.5 million. The dividends declared during the third quarter of 1996 were $11.9 million or $0.20 per common share. On October 25, 1996, Signet's Board of Directors increased the quarterly dividend 5 percent to $0.21 per share. The dividend will be payable November 20, 1996 to shareholders of record on November 5, 1996. At September 30, 1996, Signet's banking subsidiary, Signet Bank, met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.

         The Company's risk-based capital ratios at September 30, 1996 were 14.69% and 10.69% for Total Capital and Tier I Capital, respectively. The improvement in the Total Capital ratio from June 30, 1996 reflected the impact of issuing $150 million of subordinated bank notes. Signet's leverage ratio at September 30, 1996 was 7.33% which also improved from the end of the second quarter.

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

        During the first nine months of 1996, Signet's balance sheet was in a moderately liability sensitive position. The Company has taken steps to limit its exposure to rising interest rates through the use of derivative products. At September 30, 1996, the notional values of the Company's derivative products for the purpose of managing interest rate risk were $2.6 billion of interest rate swaps, $650 million of interest rate floors and $300 million of interest rate caps.

        Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the first nine months of 1996 maintained the Company's strong liquidity position. Signet is using its direct mail expertise to grow core deposits. At September 30, 1996, a total of approximately $427 million of interest bearing demand deposits had been obtained in that manner. During the first nine months of 1996, Signet's loan to deposit ratio based on average balances was 80%. During the second quarter, Signet Bank established a $2.5 billion Senior and Subordinated Bank Note facility, due from 30 days to 30 years from date of issue. A total of $150 million of subordinated bank notes had been issued under the facility at September 30, 1996. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied directly on the capital markets for funding.

        For the first nine months of 1996, cash and cash equivalents increased $122 million. Cash provided by operating activities amounted to $551 million resulting mainly from net proceeds from sales of loans held for sale. Cash used by investing activities amounted to $1.0 billion principally due to net purchases of securities available for sale and an increase in loans. Cash provided by financing activities amounted to $613 million due to an increase in deposits, short-term borrowings and issuing the subordinated bank notes.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

          (Incorporated by reference to Part II, Item 1 of the Form 10-Q for the quarter ended June 30, 1996.)

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


                                       SIGNET BANKING CORPORATION
                                       --------------------------
                                               (Registrant)


Date:  November 8, 1996                /s/ Wallace B. Millner III
       ----------------                --------------------------
                                       Wallace B. Millner III
                                       Vice Chairman and Chief Financial Officer

                                       (Principal Financial Officer)

Date:   November 8, 1996               /s/ W. H. Catlett, Jr.
        ----------------               ----------------------
                                       W. H. Catlett, Jr.
                                       Executive Vice President and Controller
                                       (Principal Accounting Officer)