Form 10-K
period 1996-12-31
SIGNET BANKING CORP
filed 1997-03-19
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-K


[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 (Fee Required). For the fiscal year ended December 31, 1996

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

                                 Yes   X     No
                                     -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 28, 1997: *

                   Common Stock, $5 Par Value - $1,825,200,384

The number of shares outstanding of each of the registrant's classes of common stock as of February 28, 1997:

                    Common Stock, $5 Par Value - 60,202,621


--------
* In determining this figure, the Registrant has assumed that the executive officers of the Registrant, the Registrant's directors, and persons known to the Registrant to be the beneficial owners of more than five percent of the Registrant's Common Stock, that directly or indirectly control the Registrant, are affiliates. Such assumption shall not be deemed to be conclusive for any other purpose.


                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Parts I, II and IV.

2. Portions of the proxy statement for the annual shareholders' meeting to be held on April 29, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

General

         The Registrant is a registered bank holding company, incorporated in Virginia in 1962, and had consolidated assets of $11.7 billion as of December 31, 1996. On the basis of total assets and deposits at December 31, 1996, the Registrant is the second largest banking organization headquartered in Virginia and provided interstate financial services through Signet Bank (which resulted from the mergers of Signet Bank/Virginia and Signet Bank/Maryland in 1995 and Signet Bank N.A. in June 1996) headquartered in Richmond, Virginia.

         On February 28, 1995, Signet distributed all of the remaining Capital One Financial Corporation common stock it held to Signet stockholders in a tax-free distribution (the "spin-off"). Related assets of $3.6 billion and equity of $0.4 billion were included in the spin-off at that time. The spin-off created two independent financial institutions, each pursuing separate long-term business strategies.

         The Registrant is engaged in general commercial and consumer banking businesses through its principal bank subsidiary, Signet Bank, which is a member of the Federal Reserve System. Signet Bank provides financial services through banking offices located throughout Virginia, Maryland and Washington, D.C., on-line INTERNET access and a 24-hour full-service Telephone Banking Center. Signet Bank owns a commercial bank operating in the Bahamas. International banking operations are conducted through a foreign branch of Signet Bank. Service subsidiaries are engaged in writing insurance in connection with the lending activities of the banks and bank-related subsidiaries and owning real estate for banking premises. Other subsidiaries are engaged in trust operations, various kinds of lending and leasing activities, insurance agency activities, mortgage lending and broker and dealer activities relating to certain phases of the domestic securities business.

         As of December 31, 1996, the Registrant and its subsidiaries employed 3,862 full-time and 941 part-time employees.

Domestic Banking Operations

         Signet Bank, incorporated under the laws of Virginia, had assets of $11.7 billion at December 31, 1996. Signet Bank provides all customary banking services to businesses and individuals.

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

         Signet Insurance Services, Inc., a wholly-owned subsidiary of the Registrant, provides, as an agent, a full line of life and property/casualty insurance coverage for both individuals and business enterprises.

         Signet Mortgage Corporation, a wholly-owned subsidiary of Signet Bank, engages in the business of servicing and selling mortgage loans.

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

         Signet Financial Services, Inc., a wholly-owned subsidiary of the Registrant, acts as an introducing broker and dealer in certain phases of the domestic securities business.

         Virtus Capital Management, Inc. a wholly-owned subsidiary of the Registrant, acts as investment manager of various registered open-end management investment companies, mutual funds, etc. and as a sponsor of mutual funds.


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

Capital Guidelines

         The Board of Governors of the Federal Reserve System (the "Federal Reserve Board") has adopted risk-based capital guidelines for bank holding companies. The minimum guidelines for the ratio of capital to risk-weighted assets (including certain off-balance-sheet activities, such as standby letters of credit) is 8 percent. At least half of the total capital must be composed of common equity, retained earnings and qualifying perpetual preferred stock less disallowed intangibles, including goodwill ("Tier I capital"). The remainder may consist of qualifying subordinated debt, other preferred stock and a limited amount of the loan loss allowance. At December 31, 1996, the Registrant's Tier I and total capital ratios were 10.78% and 14.70%, respectively.

         In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum leverage ratio of Tier I capital to adjusted average quarterly assets equal to 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are generally required to maintain a leverage ratio of 3 percent plus an additional cushion of at least 100 to 200 basis points. The Registrant's leverage ratio at December 31, 1996 was 7.43 percent. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve Board has indicated that it will continue to consider a "tangible Tier I leverage ratio" (deducting all intangibles) in evaluating proposals for expansion or new activities.

         Signet Bank, the Registrant's subsidiary bank, is subject to similar capital requirements adopted by its appropriate federal bank regulator. As of December 31, 1996, Signet Bank met the "well capitalized" criteria, as the Tier I, total capital and leverage ratios for Signet Bank were 10.17%, 13.33% and 6.93%, respectively. For further discussion about capital matters, refer to the portions of Signet's 1996 Annual Report to Shareholders incorporated by reference herein (Exhibit 13.1).

         Failure to meet capital guidelines could subject a national or state member bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC and a prohibition on the taking of brokered deposits.


Supervision

         Signet Bank is regularly examined by the Federal Reserve Board and by the Bureau of Financial Institutions of the Virginia State Corporation Commission and the Maryland Bank Commissioner and is also subject to regulation and examination by the Federal Deposit Insurance Corporation. The Registrant is also subject to examination by the Federal Reserve Board.

         The Registrant's non-banking subsidiaries are supervised by the Federal Reserve Board. In addition, Signet Insurance Services, Inc. is subject to insurance laws and regulations of Virginia and Maryland, respectively, and the activities of Signet Financial Services, Inc. and Virtus Capital Management, Inc. are regulated by the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and state securities laws.

Regulation

         The Registrant is registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The BHC Act restricts the activities of the Registrant and requires prior approval of the Federal Reserve Board of any acquisition by the Registrant of more than 5% of the voting shares of any bank or bank holding company, any acquisition of all or substantially all of the assets of a bank and any merger or consolidation with another bank holding company. Under the BHC Act, as amended by the Riegle-Neal Interstate Banking and Branching Efficiency Act, the Registrant may acquire other banks located outside of Virginia and may merge subsidiary banks with out of state banks where such mergers are specifically authorized by statute in the state where the bank is located. (See the discussion of interstate banking legislation below.) The BHC Act also prohibits the Registrant from engaging in any business in the United States other than that of managing or controlling banks or businesses closely related to banking, or of furnishing services to or performing services for subsidiaries and, with certain limited exceptions, from acquiring more than 5% of the voting shares of any company. The Federal Reserve Board generally follows a restrictive policy in permitting the entry of bank holding companies and other bank affiliates into domestic and foreign bank-related activities. Further, under Section 106 of the 1970 Amendments to the BHC Act and the Federal Reserve Board's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or service. Federal law imposes limitations on the ability of the Registrant and its subsidiaries to engage in certain phases of the domestic securities business.

         The Registrant is a bank holding company and is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of the Registrant's revenues are interest income derived from loans to and deposits in subsidiaries and dividends the Registrant receives from its subsidiaries. The right of the Registrant to participate as a shareholder in any distribution of assets of any subsidiary upon its liquidation or reorganization or otherwise is subject to the prior claims of creditors of any such subsidiary. Signet Bank is subject to claims by creditors for long-term and short-term debt obligations, including substantial obligations for federal funds purchased and securities sold under repurchase agreements, as well as deposit liabilities. There is also a number of federal and state legal limitations to the extent to which Signet Bank may pay dividends or otherwise supply funds to the Registrant or its affiliates. The prior approval of the appropriate federal bank regulator is required if the total of all dividends declared by a national bank or state member bank in any calendar year will exceed the sum of such bank's net profits, as defined by the regulators, for the year plus the preceding two calendar years. In addition, a dividend may not be paid in excess of a bank's undivided profits then on hand, after deducting losses and bad debts in excess of the allowance for loan and lease losses. The payment of dividends by the Registrant and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory minimums. In addition, the appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a national bank, a state member bank or a bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof. The payment of dividends that deplete a bank's capital base could be deemed to constitute such an unsafe or unsound practice. The Federal Reserve Board has indicated that banking organizations should generally pay dividends only out of current operating earnings. Under applicable regulatory restrictions, the Registrant's banking subsidiary, Signet Bank, was able to pay dividends as of January 1, 1997.

         Under federal law, Signet Bank may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Registrant or any non-bank subsidiary, or take its securities as collateral for loans to any borrower. In addition, federal law requires that certain transactions between Signet Bank and its affiliates, including sales of assets and furnishing of services, must be on terms that are at least as favorable to the banks as those prevailing in transactions with independent third parties.

         Signet Bank is subject to various statutes and regulations relating to required reserves, investments, loans, acquisitions of fixed assets, interest rates payable on deposits, requirements for meeting community credit needs, transactions among affiliates and the Registrant, mergers and consolidations, and other aspects of their operations.

         On July 1, 1994, legislation became effective which permits out-of-state bank holding companies that do not already have a Virginia bank subsidiary to acquire Virginia banking institutions if the laws of the out-of-state bank holding company's home state permit acquisitions of banking institutions in that state by Virginia bank holding companies under the same conditions.

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

         Effective September 29, 1995, out-of-state banks may enter Maryland by acquiring single branches or other parts of Maryland banks, by de novo branching and through mergers with or acquisitions of other banks. An out-of-state bank may not acquire an existing branch before June 1, 1997, unless the laws of that bank's home state would permit a Maryland bank to establish a branch in that state under similar conditions. In July 1996, the Council of the District of Columbia passed similar legislation with respect to the entry of out-of-state banks into the District of Columbia through acquisition of branches, de novo branches and through mergers with or acquisitions of other banks.

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

         Under Federal Reserve Board policy, the Registrant is expected to act as a source of financial strength to its subsidiary bank and to commit resources to support such a subsidiary. This support may be required at times when, absent such Federal Reserve Board policy, the Registrant may not find itself able to provide it.

         The Registrant's subsidiary bank is subject to FDIC deposit insurance assessments. FIRREA requires that the FDIC reach an insurance fund reserve for the BIF of $1.25 for every $100 of insured deposits. If the reserve ratio of the BIF is less than the designated reserve ratio, the FDIC is required to set assessment rates sufficient to increase the ratio to the required ratio, and is authorized to impose special additional assessments. A significant increase in the assessment could have an adverse impact on the Registrant's results of operations. See discussion below under Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), for further information on the risk-based insurance assessment system adopted by the FDIC.

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

         Under FDICIA, each insured depository institution is required to submit annual financial statements to the FDIC, its primary federal regulatory, and any appropriate state banking supervisor and a report signed by the chief executive officer and chief accounting or financial officer which contains (i) a statement of management's responsibilities for preparing financial reports, establishing and maintaining an adequate internal control structure, and complying with laws and regulations relating to safety and soundness and (ii) an assessment of the effectiveness of such structures and compliance effort. The institution's independent public accountant will then be required to attest to and report separately on the assertion of the institution's management on internal control over financial reporting.

         Each insured depository institution will be required to have an independent audit committee made up entirely of outside directors who are independent of management of the institution and who satisfy any specific requirements the FDIC may establish. Their duties are to include review of the various reports required under FDICIA. In the case of any insured depository institution which the FDIC determines to be a "large institution", the audit committee must include members with banking or related financial expertise. Also, in the case of such large institutions, the committee must have access to its own outside counsel, and may not include any large customers of the institution. There are certain exemptions for institutions that are part of a holding company structure, but the institution must have total assets of less than $9 billion, and an examination rating of 1 or 2.

         FDICIA amended the Federal Deposit Insurance Act by inserting a new provision concerning accounting objectives, standards and requirements. Among other matters, the federal banking agencies are required to: (i) review the accounting principles used by depository institutions in preparing financial reports required to be filed with a federal banking agency and related matters with respect to such reports; (ii) modify or eliminate any accounting principles or reporting requirements which are inconsistent with FDICIA's objectives of effective supervision, prompt corrective action, and increased accuracy of financial statements; (iii) prescribe regulations which require that all assets and liabilities, including contingent assets and liabilities, of insured depository institutions be reported in, or otherwise taken into account of, in the preparation of any balance sheet, financial statement, report of condition, or other report required to be filed with the federal banking agency; and (iv) develop jointly with the other appropriate federal banking agencies, a method for insured depository institutions to provide supplemental disclosure of the estimated fair market value of assets and liabilities, to the extent feasible and practical, in any such reports. All financial reports and statements are to be prepared in accordance with generally accepted accounting principles, except that each federal banking agency has the power to implement more stringent procedures in certain instances.

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

         FDICIA requires the federal banking regulators to adopt rules prescribing certain safety and soundness standards for insured depository institutions and their holding companies. The Uniform Financial Institutions Rating System ("UFIRS") is an internal rating system used by the federal and state regulators for assessing the soundness of financial institutions on a uniform basis and for identifying those institutions requiring special supervisory attention. On December 20, 1996, the FDIC Board of Directors adopted the Federal Financial Institutions Examination Council's ("FFIEC") updated UFIRS, which replaces the 1979 statement of policy and is effective January 1, 1997. The updated rating system now will be referred to as the "CAMELS" rating system, as each financial institution is assigned a rating based on an evaluation of five essential components of an institution's financial condition and operations, including Capital adequacy, Asset quality, Management, Earnings, Liquidity and Sensitivity. The standards are intended to enable the regulatory agencies to address problems at depository institutions and holding companies before the problems cause significant deterioration in the financial condition of the institution. The CAMELS rating system establishes the objectives of proper operations and management, but leaves specific methods for achieving those objectives to each institution.

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

         Under FDICIA, the federal banking agencies adopted regulations providing standards for extensions of credit that are secured by liens on interests in real estate or made for the purpose of financing the construction of buildings or other improvements of real estate. In prescribing standards, the agencies must consider the risk posed to the deposit insurance fund, the need for safe and sound operation of depository institutions, and the availability of credit.

         Under FDICIA, the FDIC adopted a risk-based insurance assessment system for implementation January 1, 1994 that evaluates an institution's potential for causing a loss to the insurance fund and to base deposit insurance premiums upon individual bank profiles. Under the risk-based assessment system, each institution pays FDIC insurance premiums within a range from 0 cents to 31 cents per $100 of deposits, depending on the institution's capital adequacy and a supervisory judgment of overall risk. As of December 31, 1996, Signet Bank paid no deposit insurance premium except for those deposits obtained in the acquisition of Pioneer Financial Corporation ("Pioneer"), a savings and loan holding company. The premium on these deposits remained at 23 cents per $100 of deposits. The FDIC lowered the 1996 assessment for Signet Bank to the minimum semiannual assessment of $1,000 except for the assessment on deposits acquired from Pioneer, which remained unchanged at 23 cents per $100 of deposits. In 1997, the annual rate paid on deposits acquired from Pioneer will be reduced from 23 cents to 6 cents per $100 of deposits.

         As a result of The Deposit Insurance Funds Act of 1996 (the "Funds
Act), the FDIC Board of Directors approved the imposition of a special assessment rate of 65.7 cents per $100 of Savings Association Insurance Fund ("SAIF") assessable deposits on October 8, 1996. The Funds Act also authorizes the Financing Corporation ("FICO") to impose periodic assessments on depository institutions that are members of the BIF in order to spread the cost of interest payments on the outstanding FICO bonds over a larger number of institutions. Thrift deposits will be assessed 6 cents per $100 annually, and bank deposits will be assessed 13 cents. These payments will start January 1, 1997 and run through 2000.

         From time to time, various legislative proposals are submitted to and considered by Congress concerning the banking industry. Recent legislative initiatives have included, among other things, proposals to reform deposit insurance, limit the investments that a depository institution may make with insured funds, expand the powers of banking organizations to enter into new financial service industries and revise the structure of the bank regulatory system.

Executive Officers of the Registrant

         The following table sets forth information with respect to the Registrant's executive officers:


Names, Positions and Offices
With Registrant During Last                                                               An Officer of the
        Five Years                                                     Age                 Registrant Since
------------------------------                                         ---                -----------------

Malcolm S. McDonald                                                     58                       1982
Chairman and Chief Executive Officer (Principal
Executive Officer).  Prior to December, 1996, he was
President and Chief Operating Officer.

T. Gaylon Layfield, III                                                 45                       1988
President and Chief Operating Officer. Prior to
December, 1996, he was Senior Executive Vice President.

Wallace B. Millner, III                                                 57                       1971
Vice Chairman and Chief Financial Officer
(Principal Financial Officer).  Prior to May, 1996,
he was Senior Executive Vice President and
Chief Financial Officer (Principal Financial Officer).

David L. Brantley                                                       47                       1988
Executive Vice President and Treasurer.  Prior to February,
1995, he was Senior Vice President and Treasurer.

W.H. Catlett, Jr.                                                       48                       1994
Executive Vice President and Controller (Principal
Accounting Officer).  Prior to August, 1994, he was
a Senior Vice President.

Philip H. Davidson                                                      52                       1977
Executive Vice President.

Robert J. Merrick                                                       51                       1996
Executive Vice President and Chief Credit Officer.

Kenneth H. Trout                                                        48                       1990
Senior Executive Vice President.  Prior to May, 1991, he
was an Executive Vice President.

Sara R. Wilson                                                          46                       1980
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

Statistical Information

         The statistical information required by Item 1 is in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996, and is incorporated herein by reference, as follows:

                                                                          Page in the Registrant's Annual
                                                                          Report to its shareholders for
         Guide 3 Disclosure                                               the year ended December 31, 1996
         ------------------                                               --------------------------------
  I.     Distribution of Assets, Liabilities and
         Stockholders' Equity, Interest Rates and
         Interest Differential
         A.  Average Balance Sheet                                                       52
         B.  Net Interest Earnings Analysis                                              52
         C.  Rate/Volume Analysis                                                        50

 II.     Investment Portfolio
         A.  Book Value of Investment Securities                                         62
         B.  Maturities of Investment Securities                                         30
         C.  Investment Securities Concentrations                                       30&31

III.     Loan Portfolio
         A.  Types of Loans                                                              53
         B.  Maturities and Sensitivities of
               Loans to Changes in Interest Rates                                        27
         C.  Risk Elements
               1.  Nonaccrual, Past Due and Restructured Loans                          31&32
               2.  Potential Problem Loans                                               32
               3.  Foreign Outstandings                                              Not Applicable
               4.  Loan Concentrations                                                   53
         D.  Other Interest Bearing Assets                                           Not Applicable

 IV.     Summary of Loan Loss Experience
         A.  Analysis of Allowance for Loan Losses                                       51
         B.  Allocation of the Allowance for Loan Losses                                 51

  V.     Deposits
         A.  Average Balances                                                            52
         B.  Maturities of Large Denomination Certificates                               33
         C.  Foreign Deposit Liability Disclosure                                        33

 VI.     Return on Equity and Assets
         A.  Return on Assets                                                            49
         B.  Return on Equity                                                            49
         C.  Dividend Payout Ratio                                                       34
         D.  Equity to Assets Ratio                                                      49

VII.     Short-Term Borrowings                                                           64

ITEM 2.  PROPERTIES.

         The executive offices of the Registrant and Signet Bank are located at 7 North Eighth Street, Richmond, Virginia, in a building owned by a subsidiary of the Registrant. The Registrant's main operations center is located in Henrico County, Virginia, in a newly constructed building completed in the first quarter of 1996. The principal offices of Signet Bank are leased.

         Of the Registrant's 239 domestic branch banking locations, 119 are owned by subsidiaries of the Registrant. The remaining 120 branch banking locations and offices of other subsidiaries are leased for various terms at an aggregate annual rent of approximately $21,685,000.

ITEM 3.  LEGAL PROCEEDINGS.

         The Registrant and its subsidiaries are parties plaintiff or defendant in suits arising out of the collection of loans and the enforcement or defense of the priority of its security interests. Management believes that the pending actions against the Registrant or its subsidiaries, both individually and in the aggregate, will not have a material adverse effect on the financial condition or future operations of the Registrant. For further discussion of legal proceedings, refer to the Registrant's 1996 Annual Report to Shareholders on page 17 under the heading "Introduction" and on page 78 in Note O, incorporated be reference herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS.

         The information required by Item 5 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996 on page 44 under the heading "Selected Quarterly Financial Information", page 71 in Note J, and page 90 under the heading "Quarterly Per Share Information", and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information required by Item 6 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996 on pages 34 and 49 under the headings "Risk-Based and Other Capital Data" and "Selected Financial Data", respectively, and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996 on pages 17-53 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations", and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996 on pages 54-84 under the heading "Signet Banking Corporation Consolidated Financial Statements" and on page 44 under the heading "Selected Quarterly Financial Information", and is incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by Item 10 as to the directors of the Registrant is included in the Registrant's 1997 Proxy Statement on pages 2-5 under the headings "Election of Directors" and "Other Directorships", and is incorporated herein by reference.

         The information required by Item 10 as to the executive officers of the Registrant is included in Item 1 under the heading "Executive Officers of the Registrant".

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by Item 11 is included in the Registrant's 1997 Proxy Statement on pages 8-13 under the headings "Compensation of the Board" and "Executive Compensation", and is incorporated herein by reference. Information under the headings "Organization and Compensation Committee Report on Executive Compensation" and "Performance Graph" in the Registrant's 1997 Proxy Statement is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

         The information required by Item 12 is included in the Registrant's 1997 Proxy Statement on pages 1, 5, 6 and 7 under the headings "Proxy Statement" and "Stock Ownership", and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 is included in the Registrant's 1997 Proxy Statement on page 7 under the heading "Transactions", and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
         FORM 8-K.

         (a) (1) The following consolidated financial statements of Signet Banking Corporation and Subsidiaries, included in the Registrant's Annual Report to its shareholders for the year ended December 31, 1996, are incorporated herein by reference in Item 8:

                       Consolidated Balance Sheet - December 31, 1996 and 1995 Statement of Consolidated Income - Years ended December
                           31, 1996, 1995 and 1994
                       Statement of Consolidated Cash Flows - Years ended
                           December 31, 1996, 1995 and 1994
                       Statement of Changes in Consolidated Stockholders' Equity
                           - Years ended December 31, 1996, 1995 and 1994
                       Notes to Consolidated Financial Statements
                       Report of Ernst & Young LLP, Independent Auditors

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

                 3.1 Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

                 3.2 Bylaws (Incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

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

                10.2 Form of Executive Employment Agreement between the Registrant and David L. Brantley, W.H. Catlett, Jr., Philip H. Davidson, Gordon Z. Holt, T. Gaylon Layfield, III, Malcolm S. McDonald, John McKenney III, Robert J. Merrick,

                        Wallace B. Millner, III, Christopher Oddleifson,  Keith
                        A. Reynolds, H. Nathaniel Taylor, Kenneth H. Trout, Sara
                        R. Wilson and Randolph W. Wyckoff

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

                10.12 Executive Long-Term Incentive Plan (Incorporated by reference to Exhibit II to Proxy Statement for 1994 Annual Meeting of Shareholders).

                10.13   1994 Stock Incentive Plan (Incorporated by reference to
                        Exhibit III to Proxy Statement for 1994 Annual Meeting of Shareholders).

                10.14 1996 Non-Employee Directors Stock Option Plan (Incorporated by reference to Exhibit I to Proxy Statement for 1996 Annual Meeting of Shareholders).

                11.1    Computation of Earnings Per Share (Filed herewith).

                13.1    1996 Annual Report to Shareholders (Filed herewith).

                21.1    Subsidiaries of the Registrant (Filed herewith).

                23.1    Consent of Ernst & Young LLP (Filed herewith).

                27.1    Financial Data Schedule (Filed herewith).

         (b)      Reports on Form 8-K

                             none

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   SIGNET BANKING CORPORATION



 Date: February 25, 1997                           By   /S/ W. H. Catlett, Jr.
                                                        ------------------------
                                                        W. H. Catlett, Jr.
                                                        Executive Vice President
                                                          and Controller



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 1997.

         SIGNATURES                                                    TITLE
         ----------                                                    -----
 /S/ Malcolm S. McDonald                                      Director, Chairman and Chief Executive
 ---------------------------                                  Officer (Principal Executive Officer)
 Malcolm S. McDonald



 /S/ T. Gaylon Layfield, III                                  Director, President and Chief Operating
 ---------------------------                                  Officer
 T. Gaylon Layfield, III



 /S/ Wallace B. Millner, III                                  Vice Chairman and Chief Financial Officer
 ---------------------------                                  (Principal Financial Officer)
 Wallace B. Millner, III



 /S/ W. H. Catlett, Jr.                                       Executive Vice President and Controller
 ---------------------------                                  (Principal Accounting Officer)
 W. H. Catlett, Jr.



 /S/ J. Henry Butta                                           Director
 ---------------------------
 J. Henry Butta



----------------------------                                  Director
 Norwood H. Davis, Jr.

                  SIGNATURES                                   TITLE
                  ----------                                   -----


 /S/ William C. DeRusha                                       Director
 ---------------------------
 William C. DeRusha


 /S/ Robert M. Freeman                                        Director
 ---------------------------
 Robert M. Freeman



 /S/ C. Stephenson Gillispie, Jr.                             Director
 ---------------------------
 C. Stephenson Gillispie, Jr.



----------------------------                                  Director
 Bruce C. Gottwald, Jr.



 /S/ William R. Harvey                                        Director
 ---------------------------
 William R. Harvey, Ph.D.



 /S/ Elizabeth G. Helm                                        Director
 ---------------------------
 Elizabeth G. Helm



 /S/ Robert M. Heyssel, M.D.                                  Director
 ---------------------------
 Robert M. Heyssel, M.D.



 /S/ Henry A. Rosenberg, Jr.                                  Director
 ---------------------------
 Henry A. Rosenberg, Jr.



 /S/ Louis B. Thalheimer                                      Director
 ---------------------------
 Louis B. Thalheimer

                     EXHIBITS TO SIGNET BANKING CORPORATION


                           ANNUAL REPORT ON FORM 10-K


                             DATED DECEMBER 31, 1996


                           COMMISSION FILE NO. 1-6505

                                  EXHIBIT INDEX

                                                                                Page Number or
 Exhibit                                                                        Incorporation by
 Number         Description                                                        Reference to
---------       -----------                                                     -----------------
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

     3.1        Articles of Incorporation                       Exhibit 3.1 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1992

     3.2        Bylaws                                          Exhibit 3.2 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1995

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

    10.1        Executive Employee Supplemental                 Exhibit 10.4 to Annual Report on Form 10-K for
                Retirement Plan                                 the fiscal year ended December 31, 1988

    10.2        Form of Executive Employment                    Exhibit 10.8 to Annual Report on Form 10-K for
                Agreement between the Registrant                the fiscal year ended December 31, 1989
                and David L. Brantley, W.H. Catlett, Jr.,
                Philip H. Davidson, Gordon Z. Holt, T. Gaylon
                Layfield, III, Malcolm S. McDonald, John
                McKenney III, Robert J. Merrick, Wallace B.
                Millner, III, Christopher Oddleifson, Keith A.
                Reynolds, H. Nathaniel Taylor, Kenneth H. Trout,
                Sara R. Wilson and Randolph W. Wyckoff

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

    10.10       Excess Benefit Retirement Plan                  Exhibit 10.17 to Annual Report on Form 10-K for
                                                                the fiscal year ended December 31, 1988

    10.11       Annual Executive Incentive                      Exhibit I to Proxy Statement for 1994 Annual
                Compensation Plan                               Meeting of Shareholders

    10.12       Executive Long-Term Incentive Plan              Exhibit II to Proxy Statement for 1994 Annual
                                                                Meeting of Shareholders

    10.13       1994 Stock Incentive Plan                       Exhibit III to Proxy Statement for 1994 Annual
                                                                Meeting of Shareholders

    10.14       1996 Non-Employee Directors Stock               Exhibit I to Proxy Statement for 1996 Annual
                Option Plan                                     Meeting of Shareholders

    11.1        Computation of Earnings per Share               Page 22

    13.1        1996 Annual Report to Shareholders              Page 23

    21.1        Subsidiaries of the Registrant                  Page 94

    23.1        Consent of Independent Auditors,
                Ernst & Young LLP                               Page 96

    27.1        Financial Data Schedule                         Page 97