Form 10-Q
period 1997-03-31
SIGNET BANKING CORP
filed 1997-05-15
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly  report  pursuant to Section 13 or 15(d) of the  Securities
      Exchange Act of 1934 for the quarterly  period ended March 31, 1997 or

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


                                 Not Applicable
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes  X      No
                                                     ---       ----

           Common Shares outstanding as of April 30, 1997 - 60,294,706
                                                                             1

                                      Index

                   SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                 March 31, 1997


                                                                                                  Page

PART I.           FINANCIAL INFORMATION

                  Item 1.     Financial Statements (unaudited)
                              Consolidated Balance Sheet                                            3
                              Statement of Consolidated Income                                      4
                              Statement of Changes in Consolidated Stockholders' Equity             5
                              Statement of Consolidated Cash Flows                                  6
                              Supplemental Notes to Quarterly Financial Statements                  7

                  Item 2.     Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                            11

PART II.          OTHER INFORMATION

                  Item 1.     Legal Proceedings                                                    22
                  Item 4.     Submission of Matters to a Vote of Security Holders                  22
                  Item 6.     Exhibits and Reports on Form 8-K                                     22



SIGNATURES                                                                                         22

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


Signet Banking Corporation and Subsidiaries
Consolidated Balance Sheet
---------------------------------------------------------------------------------------------------------------------------
                                                                                      March  31                 December 31
(in thousands--except per share) (unaudited)                                    1997              1996              1996
---------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                     $    542,141       $  477,370       $  566,520
Interest bearing deposits with other banks                                       123,499            2,479            3,200
Federal funds sold and securities purchased under resale agreements              966,079        1,048,139          777,999
Trading account securities                                                       614,725          487,206          546,372
Loans held for securitization                                                                     300,000
Loans held for sale                                                               34,864          297,147          102,826
Securities available for sale                                                  2,428,158        2,443,956        2,623,280
Loans:
   Consumer                                                                    2,374,328        2,086,519        2,300,558
   Commercial                                                                  3,433,827        3,011,812        3,451,230
   Real estate-construction                                                      237,129          250,046          244,653
   Real estate-commercial mortgage                                               214,730          359,445          254,060
   Real estate-residential mortgage                                              194,326          232,322          329,466
---------------------------------------------------------------------------------------------------------------------------
      Gross loans                                                              6,454,340        5,940,144        6,579,967
      Less: Unearned income                                                     (229,057)        (146,093)        (225,081)
            Allowance for loan losses                                           (121,232)        (126,433)        (136,707)
---------------------------------------------------------------------------------------------------------------------------
   Net loans                                                                   6,104,051        5,667,618        6,218,179
Premises and equipment (net)                                                     182,877          201,690          184,413
Interest receivable                                                              110,289          106,094          107,504
Due from broker                                                                                   299,645
Other assets                                                                     605,595          562,325          590,125
---------------------------------------------------------------------------------------------------------------------------
   Total assets                                                              $11,712,278      $11,893,669      $11,720,418
---------------------------------------------------------------------------------------------------------------------------
Liabilities
Non-interest bearing deposits                                                $ 1,703,237      $ 1,713,563      $ 1,751,238
Interest bearing deposits:
   Interest bearing demand                                                     3,106,639        2,585,045        2,955,576
   Savings accounts                                                              653,298          961,171          651,544
   Savings certificates                                                        2,197,107        2,065,355        2,256,838
   Large denomination certificates                                               195,200          126,077          228,879
   Foreign                                                                        40,108          291,382           43,267
---------------------------------------------------------------------------------------------------------------------------
      Total interest bearing deposits                                          6,192,352        6,029,030        6,136,104
---------------------------------------------------------------------------------------------------------------------------
         Total deposits                                                        7,895,589        7,742,593        7,887,342
Securities sold under repurchase agreements                                    1,646,526        1,228,482        1,467,565
Federal funds purchased                                                          518,710        1,002,344          495,171
Long-term borrowings                                                             400,011          252,974          400,014
Interest payable                                                                  30,935           24,873           30,507
Due to broker                                                                     37,000          600,812          300,000
Other liabilities                                                                257,602          186,938          215,704
---------------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                          10,786,373       11,039,016       10,796,303
Stockholders' Equity
Common stock, $5 par value; authorized 100,000,000 shares,
   issued and outstanding 60,226,315, 59,387,304 and
   60,077,489 shares, respectively                                               301,132          296,936          300,387
Capital surplus, net                                                             211,369          202,513          209,327
Retained earnings                                                                419,673          341,946          399,268
Unrealized gains (losses) on securities available for sale,
  net of deferred taxes                                                           (6,269)          13,258           15,133
---------------------------------------------------------------------------------------------------------------------------
   Total stockholders' equity                                                    925,905          854,653          924,115
---------------------------------------------------------------------------------------------------------------------------
   Total liabilities and stockholders' equity                                $11,712,278      $11,893,669      $11,720,418
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.


Signet Banking Corporation and Subsidiaries
Statement of Consolidated Income
---------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended March 31
---------------------------------------------------------------------------------------------------------------------------

(in thousands--except per share) (unaudited)                                                        1997              1996
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees:
      Consumer                                                                                   $ 63,725        $  53,062
      Commercial                                                                                   61,029           55,352
      Real estate-construction                                                                      5,564            6,062
      Real estate-commercial mortgage                                                               4,735            8,150
      Real estate-residential mortgage                                                              5,590            3,204
---------------------------------------------------------------------------------------------------------------------------
         Total loans, including fees                                                              140,643          125,830
   Interest bearing deposits with other banks                                                         731              154
   Federal funds sold and resale agreements                                                        10,953            8,188
   Trading account securities                                                                       7,080            8,122
   Loans held for securitization                                                                                     7,419
   Loans held for sale                                                                              1,587           10,086
   Securities available for sale                                                                   46,095           41,783
---------------------------------------------------------------------------------------------------------------------------
         Total interest income                                                                    207,089          201,582
Interest expense:
   Interest bearing demand                                                                         26,569           18,080
   Savings accounts                                                                                 4,215           11,495
   Savings certificates                                                                            25,821           22,535
   Large denomination certificates                                                                  2,851            1,525
   Foreign                                                                                          1,075            1,279
---------------------------------------------------------------------------------------------------------------------------
         Total interest on deposits                                                                60,531           54,914
   Securities sold under repurchase agreements                                                     16,721           14,511
   Federal funds purchased                                                                          6,878           11,809
   Long-term borrowings                                                                             5,803            4,114
---------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                                                    89,933           85,348
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                                                               117,156          116,234
Provision for loan losses                                                                          16,400           11,257
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                               100,756          104,977
Non-interest income:
   Service charges on deposit accounts                                                             17,180           16,231
   Consumer loan servicing and service charge income                                               12,285           12,156
   Trust and other financial services income                                                       10,795            9,605
   Other                                                                                           23,752           19,432
---------------------------------------------------------------------------------------------------------------------------
      Non-interest operating income                                                                64,012           57,424
   Securities available for sale gains                                                                103              592
---------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                                                                 64,115           58,016
Non-interest expense:
   Salaries                                                                                        47,356           48,700
   Employee benefits                                                                               12,221           12,401
   Supplies and equipment                                                                          10,718            9,605
   Occupancy                                                                                        8,992           10,194
   External data processing services                                                                8,804            7,146
   Travel and communications                                                                        5,668            5,920
   Other                                                                                           21,071           21,649
---------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                                                               114,830          115,615
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                         50,041           47,378
Applicable income taxes                                                                            16,991           16,183
---------------------------------------------------------------------------------------------------------------------------
Net income                                                                                      $  33,050        $  31,195
---------------------------------------------------------------------------------------------------------------------------
Earnings per common share                                                                       $    0.54         $   0.52
Cash dividends declared per share                                                                    0.21             0.20
Average common shares outstanding                                                                  61,281           60,357
---------------------------------------------------------------------------------------------------------------------------


See notes to consolidated financial statements.


Signet Banking Corporation and Subsidiaries
Statement of Changes in Consolidated Stockholders' Equity
---------------------------------------------------------------------------------------------------------------------------

                                                                                         Unrealized                Total
                                             Common Stock        Capital    Deferred   Gains/(Losses) Retained Stockholders'
(in thousands) (unaudited)                Shares     Amount      Surplus  Compensation  on Securities Earnings    Equity
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1997
Balance at beginning of period          60,077,489   $300,387   $212,416    ($3,089)       $15,133    $399,268   $924,115
Net income                                                                                              33,050     33,050
Issuance of Common Stock                   147,306        737      1,853                                            2,590
Restricted stock awards                      1,520          8         38        (46)
Amortization of deferred compensation                                           197                                   197
Cash dividends                                                                                         (12,645)   (12,645)
Change in net unrealized gains (losses)
   on securities available for sale, net of
   tax benefit of $11,524                                                                  (21,402)               (21,402)
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                60,226,315   $301,132   $214,307    ($2,938)     ($  6,269)   $419,673   $925,905
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1996
Balance at beginning of period          59,208,745  $ 296,044  $ 200,093                  $ 45,198   $ 322,614  $ 863,949
Net income                                                                                              31,195     31,195
Issuance of Common Stock                   178,559        892      2,420                                            3,312
Cash dividends                                                                                         (11,863)   (11,863)
Change in net unrealized gains on
   securities available for sale, net of
   tax benefit of $17,198                                                                  (31,940)               (31,940)
---------------------------------------------------------------------------------------------------------------------------
Balance at end of period                59,387,304  $ 296,936  $ 202,513                  $ 13,258   $ 341,946  $ 854,653
---------------------------------------------------------------------------------------------------------------------------


Signet Banking Corporation and Subsidiaries
Statement of Consolidated Cash Flows
---------------------------------------------------------------------------------------------------------------------------
                                                                                                Three Months Ended March 31
---------------------------------------------------------------------------------------------------------------------------

(in thousands) (unaudited)                                                                        1997               1996
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
   Net Income                                                                                $     33,050     $     31,195
   Adjustments to reconcile net income to net cash (used) provided by operating activities:
      Provision for loan losses                                                                    16,400           11,257
      Writedowns on foreclosed property                                                                                 10
      Depreciation and amortization                                                                11,758            7,226
      Securities available for sale gains                                                            (103)            (592)
      Other gains, net                                                                            (10,153)          (5,769)
      Increase in interest receivable                                                              (2,785)          (1,657)
      Increase in other assets                                                                     (9,295)         (85,739)
      Increase in interest payable                                                                    428            5,413
      (Decrease) increase in other liabilities                                                   (241,832)         397,430
      Proceeds from securitization of consumer loans                                                                90,000
      Proceeds from sales of loans held for sale                                                7,289,190        8,123,516
      Purchases and originations of loans held for sale                                        (7,126,239)      (8,054,701)
      Proceeds from sales of trading account securities                                         5,044,858        4,275,721
      Purchases of trading account securities                                                  (5,106,484)      (4,283,437)
---------------------------------------------------------------------------------------------------------------------------
         Net cash (used) provided by operating activities                                        (101,207)         509,873

Investing Activities
   Proceeds from sales of securities available for sale                                             5,305          595,337
   Proceeds from maturities of securities available for sale                                      159,061          169,214
   Purchases of securities available for sale                                                      (1,044)        (856,045)
   Net decrease (increase) in loans                                                                30,527         (393,627)
   Recoveries of loans previously charged-off                                                       2,976            1,078
   Purchases of premises and equipment                                                             (6,405)         (15,353)
   Purchases of mortgage servicing rights                                                          (6,099)         (12,488)
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided (used) by investing activities                                         184,321         (511,884)

Financing Activities
   Net increase in deposits                                                                         8,247          149,622
   Net increase in short-term borrowings                                                          202,500          326,528
   Payments on long-term debt                                                                          (3)             (59)
   Net issuance of common stock                                                                     2,787            3,312
   Payment of cash dividends                                                                      (12,645)         (11,863)
---------------------------------------------------------------------------------------------------------------------------
         Net cash provided by financing activities                                                200,886          467,540
---------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                             284,000          465,529
Cash and cash equivalents at beginning of period                                                1,347,719        1,062,459
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                     $1,631,719       $1,527,988
---------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures
   Interest paid                                                                             $     89,506     $     79,935
   Income taxes paid                                                                                9,109              573
   Transfer of loans to foreclosed property                                                         4,933              304
---------------------------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.
6

Supplemental Notes to Quarterly Financial Statements
(dollars in thousands) (unaudited)
------------------------------------------------------------------------------


General
The accompanying financial statements (unaudited) reflect all adjustments which are, in the opinion of management, necessary for a fair presentation. All such adjustments are of a normal recurring nature. The financial statements have been prepared based on the accounting policies as described in the 1996 annual report and as noted below, except certain amounts which have been reclassified for prior periods to conform to the 1997 presentation format.

Statement of Consolidated Cash Flows
Cash and cash equivalents, as presented in this statement, includes cash and due from banks, interest bearing deposits with other banks and federal funds sold and securities purchased under resale agreements.

Securities Available for Sale
Securities available for sale are summarized as follows:


                                                 March 31, 1997              March 31, 1996           December 31, 1996
                                                             Fair                       Fair                       Fair
                                               Cost         Value          Cost        Value         Cost         Value
---------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency obligations-
   Mortgage-backed securities                $2,094,453    $2,076,331   $1,752,036    $1,765,446   $2,124,019   $2,135,422
   Other                                        173,297       174,633      462,011       470,541      298,175      302,320
States and political subdivisions                13,981        14,314       42,689        44,151       22,244       22,784
Other                                           160,185       162,880      169,903       163,818      160,347      162,754
---------------------------------------------------------------------------------------------------------------------------
   Total                                     $2,441,916    $2,428,158   $2,426,639    $2,443,956   $2,604,785   $2,623,280
---------------------------------------------------------------------------------------------------------------------------

Income Taxes
Differences between the effective rate of income taxes and the statutory rate arise principally from non-taxable interest on investments and loans.

Securitizations
Signet periodically securitizes loans, primarily consumer loans such as credit card receivables, home equity lines and student loans. In accordance with these agreements, a fixed amount of cash or excess servicing fees may be required to be set aside to cover credit losses and is included in other assets. Recourse obligations related to these transactions are not material. Amounts related to these securitizations are as follows:


                                                                                        Credit    Home Equity    Student
                                                                                         Card         Lines        Loans
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1997:
   Initial Amount Securitized
   Initial Gain Recorded
   Gain on Sales of Receivables Under Revolving Structures                                         $    1,844
At March 31, 1997:
   Receivables Outstanding                                                              $263,889      393,296     $428,435
   Amount Set Aside to Absorb Credit Losses                                                             5,288        6,317
---------------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1996
   Initial Amount Securitized                                                         $   90,000
   Initial Gain Recorded
   Gain on Sales of Receivables Under Revolving Structures
At March 31, 1996:
   Receivables Outstanding                                                               275,000     $459,949
   Amount Set Aside to Absorb Credit Losses                                                             5,288
---------------------------------------------------------------------------------------------------------------------------
At December 31, 1996:
   Receivables Outstanding                                                             $ 263,889     $406,896    $ 428,435
   Amount Set Aside to Absorb Credit Losses                                                             5,288        6,317
---------------------------------------------------------------------------------------------------------------------------


Recent Accounting Statements
Signet adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," on January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets, including securitizations, and extinguishments of liabilities. The adoption of SFAS No. 125 did not have a material impact on the Company's financial position or results of operations.

Subsequent to the issuance of SFAS No. 125, SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," was issued. SFAS No. 127 defers the effective date of accounting for secured borrowings and collateral, repurchase agreements, dollar-roll, securities lending, and similar transactions until January 1, 1998. The effect of adopting the deferred requirements of SFAS No. 125 for existing transactions is not expected to have a material impact on the Company's financial position or results of operations.

In February 1997, SFAS No. 128, "Earnings per Share," was issued, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with "basic" earnings per share which excludes the dilutive effect of stock options. The impact of calculating basic earnings per share is expected to result in a $0.01 per share increase in the primary earnings per share reported for the quarters ended March 31, 1997 and March 31, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

Commercial Fraud Loss
On March 19, 1996, Signet's management discovered that the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities have informed the Company that there have been substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represents an amount management believes is likely to be recovered based on current facts and circumstances. The amount of the recovery was based on the Company's share of known claims to the total amount held by federal authorities, less associated costs. The recovery amount is subject to change, even in the near term, as additional assets are recovered and/or additional claims are asserted. Management continues to believe the $35 million charge to 1995 earnings is adequate to cover estimated losses related to these fraudulent transactions based on currently available information, but is unable to predict the timing of the recovery. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.


Financial Highlights
---------------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31            Percent
(dollars in thousands--except per share)                                                  1997           1996      Change
---------------------------------------------------------------------------------------------------------------------------
Earnings
   Net interest income (taxable equivalent)                                          $   118,996    $   118,378         0.5%
   Net interest income                                                                   117,156        116,234         0.8
   Net income                                                                             33,050         31,195         5.9
---------------------------------------------------------------------------------------------------------------------------
Per Common Share
   Net income                                                                        $      0.54    $      0.52         3.8
   Cash dividends declared                                                                  0.21           0.20         5.0
   Book value                                                                              15.37          14.39         6.8
   Period-end price                                                                        29.63          24.88        19.1
---------------------------------------------------------------------------------------------------------------------------
Average Daily Balance
   Assets                                                                            $11,390,727    $11,067,630         2.9
   Earning assets                                                                     10,218,136      9,705,995         5.3
   Loans (net of unearned income)                                                      6,289,659      5,566,470        13.0
   Managed loan portfolio                                                              7,345,633      6,610,961        11.1
   Deposits                                                                            7,733,857      7,551,264         2.4
   Core deposits                                                                       7,450,664      7,346,635         1.4
   Common stockholders' equity                                                           928,382        859,388         8.0
   Common shares outstanding                                                          61,281,330     60,356,655         1.5
---------------------------------------------------------------------------------------------------------------------------
Ratios
   Return on average assets                                                                 1.18%          1.13%        4.4
   Return on average common stockholders' equity                                           14.44          14.60        (1.1)
   Net yield margin                                                                         4.72           4.91        (3.9)
   Allowance for loan losses to:
      Non-performing loans                                                                449.83         395.64        13.7
      Non-performing assets                                                               298.09         267.85        11.3
      Net loans                                                                             1.95           2.18       (10.6)
   Non-performing assets to loans and foreclosed properties                                 0.65           0.81       (19.8)
   Stockholders' equity to assets                                                           7.91           7.19        10.0
---------------------------------------------------------------------------------------------------------------------------
At Period-end
   Assets                                                                            $11,712,278    $11,893,669        (1.5)
   Earning assets                                                                     10,392,608     10,372,978         0.2
   Loans (net of unearned income)                                                      6,225,283      5,794,051         7.4
   Managed loan portfolio                                                              7,266,315      6,829,000         6.4
   Deposits                                                                            7,895,589      7,742,593         2.0
   Core deposits                                                                       7,660,281      7,325,134         4.6
   Common stockholders' equity                                                           925,905        854,653         8.3
   Non-performing assets                                                                  40,669         47,203       (13.8)
   Number of common stockholders                                                          14,840         15,176        (2.2)
   Full-time employees                                                                     3,663          4,119       (11.1)
   Part-time employees                                                                       870            954        (8.8)
---------------------------------------------------------------------------------------------------------------------------

Note: The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK."
                                                                          9


Table 1
Selected Quarterly Financial Information
---------------------------------------------------------------------------------------------------------------------------

                                                        1st Qtr        4th Qtr        3rd Qtr        2nd Qtr      1st Qtr
                                                         1997           1996           1996           1996         1996
---------------------------------------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands--except per share)
Net interest income (taxable equivalent)               $118,996       $118,992       $120,492       $119,122     $118,378
Less: taxable equivalent adjustment                       1,840          2,273          2,058          1,749        2,144
---------------------------------------------------------------------------------------------------------------------------
Net interest income                                     117,156        116,719        118,434        117,373      116,234
Provision for loan losses                                16,400         29,800         19,000         13,794       11,257
---------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses     100,756         86,919         99,434        103,579      104,977
Non-interest income                                      64,115         89,561         68,129         63,871       58,016
Non-interest expense                                    114,830        125,337        122,855        121,511      115,615
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                               50,041         51,143         44,708         45,939       47,378
Applicable income taxes                                  16,991         17,498         15,102         15,458       16,183
---------------------------------------------------------------------------------------------------------------------------
Net income                                            $  33,050      $  33,645       $ 29,606       $ 30,481     $ 31,195
---------------------------------------------------------------------------------------------------------------------------
Per common share:
  Net income                                          $    0.54    $      0.55    $      0.49    $      0.50  $      0.52
  Cash dividends declared                                  0.21           0.21           0.20           0.20         0.20
  Book value                                              15.37          15.38          14.89          14.48        14.39
Average shares outstanding (in thousands)                61,281         61,089         60,738         60,502       60,357
Selected Average Balances (in millions)
Assets                                                $  11,391      $  11,610      $  11,429      $  11,347    $  11,068
Earning assets                                           10,218         10,391         10,204         10,075        9,706
Loans (net of unearned income)                            6,290          6,320          5,928          5,814        5,566
Managed loan portfolio                                    7,346          7,309          6,933          6,841        6,611
Deposits                                                  7,734          7,709          7,569          7,525        7,551
Core deposits                                             7,451          7,337          7,201          7,219        7,347
Interest bearing liabilities                              8,667          8,867          8,781          8,694        8,336
Stockholders' equity                                        928            911            864            847          859
Ratios
Return on average assets                                   1.18%          1.15%          1.03%          1.08%        1.13%
Return on average common stockholders' equity             14.44          14.69          13.63          14.47        14.60
Efficiency ratio (excluding foreclosed prop. exp.)        62.27          62.31          64.92          66.16        66.23
Net interest spread                                        4.08           3.93           4.11           4.19         4.32
Net yield margin                                           4.72           4.56           4.70           4.75         4.91
Stockholders' equity to assets                             7.91           7.88           7.74           7.48         7.19
Credit Quality Data (dollars in thousands)
Non-performing assets                                 $  40,669      $  38,800      $  43,851      $  54,864    $  47,203
Accruing loans past due 90 days or more                  59,604         71,484         78,033         70,762       65,199
Net charge-offs                                          14,865         21,552         16,983         13,785       14,526
Allowance for loan losses to:
  Non-performing loans                                   449.83%        483.02%        441.17%        371.73%      395.64%
  Non-performing assets                                  298.09         352.34         292.95         230.46       267.85
  Net loans                                                1.95           2.15           2.08           2.14         2.18
Non-performing assets to loans and
  foreclosed properties                                    0.65           0.61           0.71           0.92         0.81
Net loan losses to average loans                           0.95           1.36           1.15           0.95         1.04
---------------------------------------------------------------------------------------------------------------------------


Table 2
Net Interest Income Analysis
---------------------------------------------------------------------------------------------------------------------------

                                                              First Quarter 1997 Compared      First Quarter 1997 Compared
                                                                 with First Quarter 1996        with Fourth Quarter 1996
                                                              Increase      Change due to *    Increase    Change due to *
Taxable Equivalent Basis (in thousands)                      (Decrease)    Rate       Volume  (Decrease)   Rate     Volume
---------------------------------------------------------------------------------------------------------------------------
Interest income:
   Loans, including fees                                       $14,803  ($   495)   $15,298   ($1,461)   $   458   ($1,919)
   Securities available for sale                                 4,018       371      3,647       262        (43)      305
   Other earning assets                                        (13,618)   (7,000)    (6,618)   (4,706)    (2,947)   (1,759)
---------------------------------------------------------------------------------------------------------------------------
         Total interest income                                   5,203    (4,099)     9,302    (5,905)       386    (6,291)

Interest expense:
   Interest bearing deposits                                     5,617     2,863      2,754      (825)      (546)     (279)
   Fed funds and repurchase agreements                          (2,721)   (1,057)    (1,664)   (4,724)    (1,260)   (3,464)
   Long-term borrowings                                          1,689      (448)     2,137      (360)      (360)
---------------------------------------------------------------------------------------------------------------------------
         Total interest expense                                  4,585     1,621      2,964    (5,909)    (2,857)   (3,052)
         Net interest income                                 $     618   ($5,066)  $  5,684 $       4     $2,682   ($2,678)

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amountof the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------

Introduction
Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-state bank holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. At March 31, 1997, Signet had assets of approximately $11.7 billion and provided interstate financial services through its principal subsidiary, Signet Bank, a Virginia banking corporation headquartered in Richmond. Signet Bank has banking offices in Virginia, Maryland and the District of Columbia.
     Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 238 banking offices, 249 automated teller machines, on-line INTERNET access and a 24-hour full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, it provides specialized services for trust, leasing, asset based lending, cash management, real estate and insurance. Signet's primary market area for its traditional banking business extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater, Virginia. The Company markets several of its products nationally and is exploring the national marketing of other products.
     On October 17, 1996, Signet announced that it was initiating a wide-ranging business redesign project, subsequently named ADVANCE, to accelerate the Company's transformation from a traditional regional bank to a national, information-based, financial services company. ADVANCE began in late 1996 with a comprehensive seven-month review to be followed by an eighteen to twenty-four month implementation period. The principal goals of ADVANCE are to align Signet's processes and procedures more closely with strategies and to enhance revenue by shifting focus from products to customers. Management expects improved profitability as a result of ADVANCE. The Company has engaged Aston Associates, a financial services consulting firm specializing in process redesign, to assist Signet employees in the effort. Aston has recently completed successful redesign engagements for two other large banking organizations. The results of this project are expected to be announced late in the 1997 second quarter.
     The following discussion of the operating results and financial condition at March 31, 1997 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements
This report contains certain forward-looking statements which are provided to assist the reader to understand anticipated future financial performance. These statements are made pursuant to the safe harbor provisions of the Private Litigation Reform Act of 1995. Forward-looking statements are subject to significant risks and uncertainties many of which are beyond the Company's control. The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause such a difference include, but are not limited to: sharp and/or rapid changes in interest rates; significant changes in the economic scenario from the current anticipated scenario which could materially change anticipated credit quality trends and the ability to generate loans; significant delay in or inability to grow revenues and/or control expenses to improve the efficiency ratio; and significant changes in accounting, tax, or governmental and regulatory practices or requirements.

Earnings Analysis
Signet reported consolidated net income for the first quarter of 1997 of $33.1 million, or $.54 per share, compared with $31.2 million, or $.52 per share, in the first quarter of 1996. Net income rose 6% and earnings per share rose 4% from the first quarter of 1996. The return on assets ("ROA") and the return on common stockholders' equity ("ROE") for the first quarter of 1997 were 1.18% and 14.44%, respectively, compared with 1.13% and 14.60% for the same ratios for the first quarter of 1996.




-------------------------------------------------------------------------------------
Table 3
Analysis of Change in Net Yield Margin

        Fourth Quarter 1996 Versus First Quarter 1997
-------------------------------------------------------------------------------------
Net Yield Margin for Fourth Quarter 1996              4.56%
Higher average on Federal funds and
   resale agreements                                 (0.07)
Higher average and yield on consumer loans            0.06
Lower funding rate (excluding increase in
   derivative income)                                 0.06
Increase in derivative income                         0.04
First Quarter 1997 had two less days than
   Fourth Quarter 1996                                0.04
Impact of December student loan securitization        0.04
Other (net) - Primarily change in mix and yield
   on remaining earning assets                       (0.01)
---------------------------------------------------------------------------------------------------------------------------

Net Yield Margin for First Quarter 1997               4.72%
---------------------------------------------------------------------------------------------------------------------------



Net Interest Income
Taxable equivalent net interest income, a primary contributor to earnings, totaled $119.0 million for the first quarter of 1997, level with $119.0 million for the fourth quarter of 1996 and up slightly from $118.4 million for the first quarter of 1996. The net yield margin for the first quarter of 1997 was 4.72%, a 16 basis point increase over the fourth quarter of 1996 primarily the result of lower funding rates and an improvement in the yield and mix of earning assets. Table 3 analyzes the change in the net yield margin from the fourth quarter of 1996 to the first quarter of 1997. The net yield margin decreased 19 basis points in the first quarter of 1997 from the net yield margin of 4.91% in the first quarter of 1996. The decline in the net yield margin was the result of lower yields on earning assets combined with higher funding rates.
     The net interest spread of 4.08% for the first quarter of 1997 increased 15 basis points from the fourth quarter of 1996 and declined 24 basis points from the first quarter of 1996 level of 4.32%. The decline from the 1996 first quarter resulted from a rise in funding rates as well as a decline in yields on earning assets. One reason funding rates rose is that Signet is using its direct mail expertise to grow core deposits, some of which offer a relatively high interest rate initially. The overall yield on earning assets for the first quarter of 1997 was 8.29%, down 15 basis points from the 1996 first quarter, while the rate paid for interest bearing liabilities amounted to 4.21%, up 9 basis points from the previous year.
     Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management and trading activities. For Signet, variable rate assets generally exceed variable rate liabilities. To manage the resulting interest rate risk, Signet enters into derivative transactions. Derivative contracts, used for interest rate risk management purposes, decreased interest on earning assets by $1.1 million, $1.7 million and $1.8 million and decreased borrowing costs by $5.0 million, $4.5 million and $3.8 million for the first quarter of 1997, the fourth quarter of 1996 and the first quarter of 1996, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 15, 11 and 8 basis points for the respective periods. Loan securitizations also have an effect on net interest income and the net yield margin. For a detailed analysis of this effect, refer to the discussion of Consumer Loan Growth and Table 8 elsewhere in this report.

Provision and Allowance for Loan Losses
The provision for loan losses totaled $16.4 million for the first quarter of 1997 up from $11.3 million in the first quarter of 1996. The increase resulted primarily from growth and increased losses in the loan-by-check portfolio, primarily from loans from 1995 and early 1996 solicitations as they seasoned. Table 4 provides a quarterly comparison of activity in the allowance for loan losses along with details by loan category of the charge-offs and recoveries.
     Net charge-offs rose to $14.9 million for the first quarter of 1997, compared with $14.5 million for the same quarter in the prior year. Loan-by-check risk test charge-offs improved from $7.2 million in the first quarter of 1996 to $2.7 million in the current quarter. The loan-by-check risk test loans were generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used in future loan-by-check solicitations. Signet sold the remaining loan-by-check risk test portfolio for a modest gain in March, 1997. See footnote 1 to Table 4


Table 4
Statement of Changes in Allowance for Loan Losses
---------------------------------------------------------------------------------------------------------------------------


                                                                                                Three Months Ended
                                                                                               March 31         December 31
(dollars in thousands)                                                                    1997         1996        1996
---------------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                                                          $136,707     $129,702    $128,459
Additions to allowance charged to expense                                                 16,400       11,257      29,800
Transfer to loans held for sale                                                          (17,010)
Loans charged off:
   Consumer (1)                                                                           15,023       11,281      16,326
   Commercial                                                                                167        2,881         233
   Real estate-construction                                                                  914          839       1,540
   Real estate-mortgage (2)                                                                1,737          603       4,622
---------------------------------------------------------------------------------------------------------------------------
   Total loans charged off                                                                17,841       15,604      22,721
Recoveries of loans previously charged off:
   Consumer (1)                                                                              961          354         746
   Commercial                                                                              1,910          391         328
   Real estate-construction                                                                   71           48          32
   Real estate-mortgage (2)                                                                   34          285          63
---------------------------------------------------------------------------------------------------------------------------
   Total recoveries                                                                        2,976        1,078       1,169
Net loans charged off                                                                     14,865       14,526      21,552
Balance at end of period                                                                $121,232     $126,433    $136,707

Net loan losses (annualized) as a percentage of average loans:
   Consumer                                                                                 2.39%        2.29%       2.71%
   Commercial                                                                              (0.22)        0.34       (0.01)
   Real estate                                                                              1.33         0.58        2.82
---------------------------------------------------------------------------------------------------------------------------
      Total                                                                                 0.95%        1.04%       1.36%
---------------------------------------------------------------------------------------------------------------------------

Allowance for loan losses to net loans at end of period                                     1.95%        2.18%       2.15%
---------------------------------------------------------------------------------------------------------------------------

(1)   Consumer includes loan-by-check as noted below:


Net charge-offs:
   Loan-by-check risk tests                                                           $    2,732   $    7,233  $    4,946
   Other loan-by-check                                                                    10,261        2,672       9,845
---------------------------------------------------------------------------------------------------------------------------
   Total loan-by-check net charge-offs                                                 $  12,993   $    9,905   $  14,791

Average loan-by-check:
   Loan-by-check risk tests                                                            $  55,383     $158,523   $  96,608
   Other loan-by-check                                                                   912,404      515,743     849,972
---------------------------------------------------------------------------------------------------------------------------
   Total loan-by-check                                                                  $967,787     $674,266    $946,580

Net loan losses (annualized) as a percentage of average loan-by-check:
   Loan-by-check risk tests                                                                19.73%       18.25%      20.48%
   Other loan-by-check                                                                      4.50         2.07        4.63
---------------------------------------------------------------------------------------------------------------------------
   Total loan-by-check                                                                      5.37%        5.88%       6.25%

(2) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage. Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

for more detailed information on the loan-by-check charge-offs.
     The allowance for loan losses at March 31, 1997 was $121.2 million, or 1.95% of period-end loans, compared with the March 31, 1996 allowance of $126.4 million, or 2.18% of loans. The March 31, 1997 allowance for loan losses equated to 4.5 times quarter-end non-performing loans and 3.0 times quarter-end non-performing assets, up from March 31, 1996 when the allowance for loan losses amounted to 4.0 times non-performing loans and 2.7 times non-performing assets. The decline in the level of the allowance reflected the sale of the Company's loan-by-check risk test portfolio, in anticipation of which, $17.0 million of the allowance for loan losses was transferred to loans held for sale.

Non-Interest Income
A significant portion of Signet's revenue is derived from non-interest related sources including service charges on deposit accounts, consumer loan servicing and service charge income, trust and other financial services income and other income. Signet's business strategies continued to emphasize non-interest operating income sources. Table 5 details the various components of non-interest income for the first quarter of 1997 compared with the first and fourth quarters of 1996.
     Non-interest income for the first quarter of 1997 was $64.1 million, up 11% from $58.0 million for the first quarter of 1996. Several factors contributed to the increase. Service charges on deposit accounts as well as consumer loan servicing and service charge income remained relatively level from first quarter to first quarter. Trust and other financial services income, which totaled $10.8 million, was up 12% from last year's first quarter primarily due to a rise in annuity product commissions and mutual fund investment management fees. Mortgage servicing and origination income totaled $4.8 million for the first quarter of 1997 compared with $7.7 million in the first quarter of 1996, a decrease of 37%, as a result of a decline in the volume of mortgage loans originated as Signet sold its residential mortgage loan production offices in December, 1996. The Company retained its mortgage servicing activities. The Company's mortgage servicing portfolio grew to $7.8 billion at March 31, 1997, up from $7.3 billion at December 31, 1996. Other service charges and fees, which consisted primarily of ATM fees ($1.8 million), fees related to commercial and standby letters of credit ($1.1 million), checkbooks ($0.7 million) and safe deposit box rentals ($0.6 million) totaled $4.8 million, up 23% versus the first quarter of 1996. Trading profits derived from services performed as a dealer bank for customers and from profits and losses earned on securities trading and securities arbitrage positions improved to $6.8 million for the first quarter of 1997 up from $0.8 million in the same period of 1996. The remaining portion of non-interest operating income, which included a modest gain on the sale of the loan-by-check risk test portfolio, venture capital income and miscellaneous income from other sources, amounted to $5.8 million for the first quarter of 1997, up significantly from the same period of the prior year.
     Non-interest income decreased $25.4 million, or 28%, in the first quarter of 1997 compared with the fourth quarter of 1996. The decline was caused primarily by three factors. Trading profits dropped $10.9 million from their exceptionally high level in the fourth quarter. Also, during the fourth quarter of 1996, Signet recorded a $9.3 million gain on the securitization of a portion of its student loan portfolio. In addition, the fourth quarter benefited from $4.9 million of gains from sales of securities available for sale.

Non-Interest Expense
Non-interest expense for the first quarter of 1997 totaled $114.8 million, relatively unchanged from the first quarter of 1996, but an 8% improvement from the fourth quarter of 1996.
     Staff expense (salaries and employee benefits), the largest component of non-interest expense, totaled $59.6 million in the first quarter of 1997, a 2.5% decline from the first quarter of 1996. From March 31, 1996 to March 31, 1997, the number of full-time employees declined 11% as a result of Signet selling its mortgage production offices in December 1996 and the hiring freeze implemented with ADVANCE. For the same period, the number of part-time employees declined 9%.
     Certain of the non-interest expense categories reflected the costs associated with increased business volume. The $1.1 million increase in supplies and equipment expense as well as the $1.7 million rise in external data processing expense were attributable to servicing the expanded consumer loan base. Public relations, sales and advertising expense remained relatively level at $4.7 million as Signet continued its consumer loan solicitation programs. This strategy was implemented to increase account growth and outstandings and has required significant out-of-pocket expenses to launch large scale but carefully planned national solicitations. The Company's solicitation strategy, which uses extensive testing, is designed to improve the efficiency of the solicitation process, thereby improving opportunities to create value by controlling credit exposure and creating higher probabilities for successful growth. The success of this strategy is evidenced by the growth in the total managed consumer loan portfolio from $1.6 billion at December 31, 1993 to $3.4 billion at March 31, 1997. Since year-end 1996, Signet's managed consumer loan portfolio grew $49 million. This slower growth rate is attributable to the March 1997 sale of the loan-by-check risk test portfolio which amounted to $76 million. Occupancy expenses declined $1.2 million, or 12%, year-to-year. The decrease resulted largely from selling the mortgage origination business in December 1996 and completion of the new operations center. Several departments moved into the new building from rented space. As a result, Signet is benefiting from lower rent expense.
     The $10.5 million drop in non-interest expense from the fourth quarter was primarily due to lower staff


Table 5
Non-Interest Income and Expense
---------------------------------------------------------------------------------------------------------------------------

                                                                                                Three Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                                                                            March 31            December 31
(in thousands)                                                                         1997          1996          1996
---------------------------------------------------------------------------------------------------------------------------
Non-interest income:
   Service charges on deposit accounts                                              $  17,180     $  16,231     $  17,198
   Consumer loan servicing and service charge income                                   12,285        12,156        12,056
   Trust and other financial services income                                           10,795         9,605        10,708
   Gain on securitization of loans                                                                                  9,254
   Trading profits                                                                      6,727           767        17,635
   Mortgage servicing and origination                                                   4,798         7,668         7,502
   Other service charges and fees                                                       4,786         3,882         3,787
   Gain on sale of mortgage loans                                                       1,677         1,576           930
   Gain on sale of mortgage servicing                                                                 3,426
   Other                                                                                5,764         2,113         5,597
---------------------------------------------------------------------------------------------------------------------------
      Non-interest operating income                                                    64,012        57,424        84,667
   Securities available for sale gains                                                    103           592         4,894
---------------------------------------------------------------------------------------------------------------------------
      Total non-interest income                                                     $  64,115     $  58,016     $  89,561

Non-interest expense:
   Salaries                                                                         $  47,356     $  48,700     $  57,513
   Employee benefits                                                                   12,221        12,401        10,129
---------------------------------------------------------------------------------------------------------------------------
      Total staff expense                                                              59,577        61,101        67,642
   Supplies and equipment                                                              10,718         9,605        10,654
   Occupancy                                                                            8,992        10,194         9,576
   External data processing services                                                    8,804         7,146         9,002
   Travel and communications                                                            5,668         5,920         5,645
   Public relations, sales and advertising                                              4,662         4,889         4,747
   Professional services                                                                3,846         3,313         4,348
   Credit and collection                                                                  893         1,347         1,257
   Foreclosed property - net                                                              874          (820)       (1,562)
   FDIC assessment                                                                        189           170           168
   Other                                                                               10,607        12,750        13,860
---------------------------------------------------------------------------------------------------------------------------
      Total non-interest expense                                                     $114,830      $115,615      $125,337
---------------------------------------------------------------------------------------------------------------------------



expenses. The lower staff expenses resulted from the sale of mortgage production offices in December 1996, a hiring freeze implemented with ADVANCE and lower incentive accruals associated with trading.
     Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) was 62% for the first quarter of 1997, an improvement from 66% for the first quarter of 1996 and flat with the fourth quarter. As a result of ADVANCE, management expects further improvement in the efficiency ratio with an increase in revenues and a decline in expenses. The Company anticipates taking a restructuring charge in the second quarter of 1997 related to ADVANCE.

Income Taxes
Income tax expense for the first quarter of 1997 was $17.0 million as compared with $16.2 million for the first quarter of 1996, and fourth quarter 1996 expense of $17.5 million. This represented an effective tax rate of 34% for all three quarters.

Financial Condition
Average earning assets totaled $10.2 billion for the first quarter of 1997, as shown in Table 6--Average Balance Sheet, a 5% increase from the 1996 level for the same quarter. The portfolios experiencing the largest declines were loans held for securitization ($331 million) and loans held for sale ($286 million), while loans, interest bearing deposits with other banks, federal funds sold and resale agreements and securities available for sale increased by $723 million, $43 million, $221 million and $196 million, respectively. The securitization of student loans in December, 1996, reduced the 1997 average and therefore distorts the comparison of on-balance sheet loan balances. Including securitized assets and loans held for securitization, average managed loans grew $735 million, or 11%, from the first quarter of 1996 to the same quarter of 1997. During the 1997 first quarter, the Company sold $165 million of adjustable rate residential mortgage loans and the $76 million portfolio of loan-by-check risk test receivables. Adjusting for these sales, the annualized growth rate in managed loans was 5 percent for the first quarter of 1997. Average balances increased in the consumer, commercial and real estate-residential mortgage loan categories, while the real estate-construction and real estate-commercial mortgage loan average balances declined. Consumer loans averaged $2.4 billion for the first quarter of 1997, a 23% increase from the first quarter of 1996. Refer to the Consumer Loan Growth section for a detailed discussion of this topic.
     Commercial loans averaged $3.2 billion for the first quarter of 1997, an increase of 10% from last year, as Signet successfully grew its leasing portfolio and targeted certain specialized industries. Real estate-commercial mortgage loans averaged $237 million, a 34% decline from the 1996 first quarter. Real estate-commercial mortgage loans decreased partially as a result of the sale of approximately $43 million of these loans in 1996. Real estate-residential mortgage loans increased $126 million, or 77%, from the first quarter 1996 to average $290 million even though Signet sold approximately $27 million of adjustable rate residential mortgage loans in December, 1996 and an additional $165 million in the first quarter of 1997.
     Trading account securities averaged $450 million for the first quarter of 1997, down 11% from the $506 million level for the same period last year. Securities available for sale for the first quarter of 1997 averaged $2.5 billion, an increase of $196 million over the first quarter of 1996 level. Loans held for securitization averaged $331 million in the first quarter of 1996, as certain student and credit card loans were classified in this category in anticipation of their securitization.
     Interest bearing liabilities averaged $8.7 billion in the first quarter of 1997, up $331 million, or 4%, from the first quarter of 1996. Average deposits totaled $7.7 billion for the first quarter of 1997 up 2% from the first quarter of 1996. Core deposits averaged $7.5 billion for the 1997 first quarter, relatively level with the 1996 first quarter. The core deposit categories which experienced declines were savings accounts and demand deposits, which fell $598 million and $131 million, respectively. Until the end of June, 1996, savings accounts included deposits held on behalf of Capital One Bank (the successor to the Company's credit card operations) as collateral for Capital One's secured card product. Approximately $462 million of the savings deposits were transferred to another financial institution in the first quarter of 1996 and the remaining $237 million were transferred to Capital One at the end of the second quarter of 1996. These transfers caused the decline in average savings accounts. Interest bearing demand deposits increased $546 million and savings certificates were up $287 million. Signet is using its direct mail expertise to grow core deposits. At March 31, 1997, a total of approximately $738 million of interest bearing demand deposits had been obtained in that manner. The competition among financial institutions for these deposits and increased consumer awareness have




Table 6
Average Balance Sheet
--------------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
--------------------------------------------------------------------------------------------------------------------------------
                                                                                  March 31
                                                              1997                                       1996
--------------------------------------------------------------------------------------------------------------------------------

                                                  Average        Income\     Yield\           Average        Income\    Yield\
(dollars in thousands)                            Balance        Expense      Rate            Balance        Expense     Rate
--------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with other
    banks                                    $      55,596  $        731         5.26%  $       12,633  $       154        4.82%
   Federal funds and resale agreements             812,797        10,953         5.39          591,396        8,188        5.48
   Trading account securities                      450,428         7,080         6.37          506,040        8,122        6.46
   Loans held for securitization                                                               330,557        7,419        9.03
   Loans held for sale                             103,956         1,587         6.11          389,569       10,086       10.24
   Securities available for sale                 2,505,700        46,251         7.38        2,309,330       42,233        7.32
   Loans (net of unearned income):
      Consumer                                   2,354,234        63,725        10.98        1,906,768       53,062       11.19
      Commercial                                 3,172,472        62,330         7.97        2,892,389       56,506        7.86
      Real estate-construction                     236,034         5,565         9.43          245,237        6,062        9.78
      Real estate-commercial mortgage              237,069         5,117         8.75          357,989        8,690        9.76
      Real estate-residential mortgage             289,850         5,590         7.71          164,087        3,204        7.81
--------------------------------------------------------------------------------------------------------------------------------
         Total loans                             6,289,659       142,327         9.18        5,566,470      127,524        9.21
Total earning assets                            10,218,136      $208,929         8.29%       9,705,995     $203,726        8.44%
Non-rate related assets:
   Cash and due from banks                         403,811                                     529,040
Allowance for loan losses                         (133,705)                                   (128,503)
Premises and equipment (net)                       184,130                                     196,314
   Other assets                                    718,355                                     764,784
--------------------------------------------------------------------------------------------------------------------------------
Total assets                                   $11,390,727                                 $11,067,630

Liabilities and Stockholders'
Equity Interest bearing
liabilities:
   Deposits:
      Interest bearing demand                 $  3,020,159     $  26,569         3.57%    $  2,474,573    $  18,080        2.94%
      Savings accounts                             650,507         4,215         2.63        1,248,406       11,495        3.70
      Savings certificates                       2,236,645        25,821         4.68        1,949,398       22,535        4.65
      Large denomination certificates              202,435         2,851         5.63          111,194        1,525        5.43
      Foreign                                       80,758         1,075         5.32           93,435        1,279        5.42
--------------------------------------------------------------------------------------------------------------------------------
         Total interest bearing deposits         6,190,504        60,531         3.97        5,877,006       54,914        3.76
   Federal funds and repurchase agreements       2,076,387        23,599         4.55        2,205,733       26,320        4.72
   Long-term borrowings                            400,013         5,803         5.80          252,991        4,114        6.43
--------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities               8,666,904     $  89,933         4.21%       8,335,730    $  85,348        4.12%
Non-interest bearing liabilities:
   Demand deposits                               1,543,353                                   1,674,258
   Other liabilities                               252,088                                     198,254
Common stockholders' equity                        928,382                                     859,388
--------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity     $11,390,727                                 $11,067,630
Net interest income/spread                                      $118,996         4.08%                     $118,378        4.32%
Interest income to average earning assets                                        8.29%                                     8.44%
Interest expense to average earning assets                                       3.57                                      3.54
--------------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                 4.72%                                     4.91%
--------------------------------------------------------------------------------------------------------------------------------

16


Table 6
Average Balance Sheet
-----------------------------------------------------------------------------------------------
                                                               Three Months Ended
-----------------------------------------------------------------------------------------------
                                                                   December 31
                                                                      1996
-----------------------------------------------------------------------------------------------

                                                          Average        Income\    Yield\
(dollars in thousands)                                    Balance        Expense     Rate
-----------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks       $       14,779   $       183        4.85%
   Federal funds and resale agreements                     621,548         8,648        5.44
   Trading account securities                              516,477         8,090        6.23
   Loans held for securitization                           283,696         5,611        7.87
   Loans held for sale                                     145,687         2,525        6.78
   Securities available for sale                         2,488,683        45,989        7.39
   Loans (net of unearned income):
      Consumer                                           2,298,475        62,188       10.76
      Commercial                                         3,161,213        63,161        7.95
      Real estate-construction                             248,339         5,991        9.44
      Real estate-commercial mortgage                      272,376         5,952        8.69
      Real estate-residential mortgage                     339,652         6,496        7.65
------------------------------------------------------------------------------------------------
         Total loans                                     6,320,055       143,788        9.05
Total earning assets                                    10,390,925      $214,834        8.23%
Non-rate related assets:
   Cash and due from banks                                 469,854
Allowance for loan losses                                 (132,385)
Premises and equipment (net)                               189,320
   Other assets                                            692,199
------------------------------------------------------------------------------------------------
Total assets                                           $11,609,913

Liabilities and Stockholders' Equity Interest
bearing liabilities:
   Deposits:
      Interest bearing demand                         $  2,830,942     $  24,688        3.47%
      Savings accounts                                     658,926         4,399        2.66
      Savings certificates                               2,269,278        27,047        4.74
      Large denomination certificates                      227,394         3,261        5.61
      Foreign                                              144,797         1,961        5.30
------------------------------------------------------------------------------------------------
         Total interest bearing deposits                 6,131,337        61,356        3.98
   Federal funds and repurchase agreements               2,335,823        28,323        4.74
   Long-term borrowings                                    400,016         6,163        6.03
------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       8,867,176     $  95,842        4.30%
Non-interest bearing liabilities:
   Demand deposits                                       1,577,660
   Other liabilities                                       253,806
Common stockholders' equity                                911,271
------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $11,609,913
Net interest income/spread                                              $118,992        3.93%
Interest income to average earning assets                                               8.23%
Interest expense to average earning assets                                              3.67
------------------------------------------------------------------------------------------------
Net yield margin                                                                        4.56%
------------------------------------------------------------------------------------------------




* Includes the effects of taxable equivalent adjustments using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense.

effectively increased the relative cost of and reduced the overall benefits received from these deposits.

Consumer Loan Growth
Consumer loans averaged $2.4 billion for the first quarter of 1997, a 23% increase from the first quarter of 1996. The growth was achieved through a variety of products offered to carefully targeted customer segments. In 1994, Signet expanded its use of information-based strategies which significantly increased growth in the consumer loan portfolio. This technique involved generating a data base of potentially creditworthy customers for particular products and then following up with direct mail solicitations. Much of the growth was in a new product, loan-by-check, whereby customers received a direct-mail solicitation in the form of a check for a specified loan amount. To activate the loan, customers simply endorse and present the check at their local bank. Signet also is beginning to apply information-based strategies to home equity line, closed-end second mortgage, student and small business loans. Solicitations in these areas are in testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically profitable for the Company. As a result of these solicitations, from March 31, 1996 to March 31, 1997, the installment loan portfolio (primarily loan-by-check) grew $93 million and the closed-end second mortgage loan portfolio was up $85 million. In addition, the student loan portfolio (including securitized loans) increased $116 million. During the first quarter of 1997, the



Table 7
Managed Consumer Loan Portfolio
---------------------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended
---------------------------------------------------------------------------------------------------------------------------
                                                     March 31      December 31    September 30      June 30      March 31
(in thousands)                                         1997           1996            1996           1996          1996
---------------------------------------------------------------------------------------------------------------------------
Average balances:
   Installment loans                               $1,191,192      $1,172,210      $1,015,639     $1,035,592   $   921,869
   Student loans                                      801,276         829,001         788,904        776,326       746,038
   Home equity loans                                  184,960         171,865         147,376        122,649       101,404
   Credit card                                         65,754          55,954          48,845         60,792        73,166
   Other loans                                        111,052          69,445          60,968         60,159        64,291
---------------------------------------------------------------------------------------------------------------------------
Sub-total average consumer loan portfolio           2,354,234       2,298,475       2,061,732      2,055,518     1,906,768
---------------------------------------------------------------------------------------------------------------------------
   Consumer loans held for sale                         2,035                         161,860        202,029       231,968
   Credit card loans held for securitization                                                                        30,557
   Student loans held for securitization                              283,696         300,000        300,000       300,000
---------------------------------------------------------------------------------------------------------------------------
Total average on-balance sheet portfolio            2,356,269       2,582,171       2,523,592      2,557,547     2,469,293
   Securitized home equity loans                      400,729         414,176         429,728        451,118       469,593
   Securitized student loans                          389,321          21,412
   Securitized credit card loans                      263,889         269,324         275,000        275,000       244,341
---------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                    1,053,939         704,912         704,728        726,118       713,934
Less loans to be sold to Capital One                                                 (161,860)      (202,029)     (231,968)
---------------------------------------------------------------------------------------------------------------------------
Total average managed consumer loan portfolio      $3,410,208      $3,287,083      $3,066,460     $3,081,636    $2,951,259
---------------------------------------------------------------------------------------------------------------------------

Period-end balances:
   Installment loans                               $1,165,886      $1,212,492      $1,128,607    $   994,243    $1,072,831
   Student loans                                      808,222         756,340         820,319        773,196       776,663
   Home equity loans                                  193,155         181,879         164,805        135,064       111,579
   Credit card                                         65,949          69,287          47,524         49,630        64,261
   Other loans                                        141,116          80,560          59,989         64,230        61,185
---------------------------------------------------------------------------------------------------------------------------
Sub-total period-end consumer loan portfolio        2,374,328       2,300,558       2,221,244      2,016,363     2,086,519
---------------------------------------------------------------------------------------------------------------------------
   Consumer loans held for sale                                                                      194,097       215,961
   Student loans held for securitization                                              300,000        300,000       300,000
---------------------------------------------------------------------------------------------------------------------------
Total period-end on-balance sheet portfolio         2,374,328       2,300,558       2,521,244      2,510,460     2,602,480
   Securitized home equity loans                      393,141         406,776         420,446        438,368       459,949
   Securitized student loans                          384,002         394,691
   Securitized credit card loans                      263,889         263,889         275,000        275,000       275,000
---------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                    1,041,032       1,065,356         695,446        713,368       734,949
Less loans to be sold to Capital One                                                                (194,097)     (215,961)
---------------------------------------------------------------------------------------------------------------------------
Total period-end managed consumer loan portfolio   $3,415,360      $3,365,914      $3,216,690     $3,029,731    $3,121,468
---------------------------------------------------------------------------------------------------------------------------



Table 8
Impact of Consumer Loan Securitizations
---------------------------------------------------------------------------------------------------------------------------

                                                      1st Qtr         4th Qtr       3rd Qtr        2nd Qtr       1st Qtr
(dollars in thousands)                                 1997            1996          1996           1996          1996
---------------------------------------------------------------------------------------------------------------------------
Statement of Income
Net interest income                                 $   117,156    $   116,719   $   118,434    $   117,373   $   116,234
Provision for loan losses                                16,400         29,800        19,000         13,794        11,257
Non-interest income                                      64,115         89,561        68,129         63,871        58,016
Non-interest expense                                    114,830        125,337       122,855        121,511       115,615
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          $    50,041    $    51,143   $    44,708    $    45,939   $    47,378
---------------------------------------------------------------------------------------------------------------------------
Adjustments for Securitizations
Net interest income                                 $    12,401    $    11,862   $    12,206    $    12,484   $    11,849
Provision for loan losses                                 2,828          2,682         3,276          2,322         2,011
Non-interest income                                      (8,593)       (17,330)       (7,575)       (11,750)       (9,061)
Non-interest expense
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income before
  income taxes                                      $       980    $    (8,150)  $     1,355    $    (1,588)  $       777
---------------------------------------------------------------------------------------------------------------------------
Adjustments for Loans To Be Sold
   to Capital One
Net interest income                                                              $    (2,333)   $    (3,322)  $    (2,724)
Provision for loan losses
Non-interest income                                                                    2,333          3,322         2,724
Non-interest expense
---------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income before income taxes
---------------------------------------------------------------------------------------------------------------------------
Managed Statement of Income (adjusted)
Net interest income                                 $   129,557    $   128,581   $   128,307    $   126,535   $   125,359
Provision for loan losses                                19,228         32,482        22,276         16,116        13,268
Non-interest income                                      55,522         72,231        62,887         55,443        51,679
Non-interest expense                                    114,830        125,337       122,855        121,511       115,615
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes                          $    51,021    $    42,993   $    46,063    $    44,351   $    48,155
---------------------------------------------------------------------------------------------------------------------------
As reported:
   Average earning assets                           $10,218,136    $10,390,925   $10,203,525    $10,075,496   $ 9,705,995
   Return on assets                                        1.18%          1.15%         1.03%          1.08%         1.13%
   Net yield margin                                        4.72           4.56          4.70           4.75          4.91
On a managed basis:
   Average earning assets                           $11,272,075    $11,095,837   $10,746,393    $10,599,585   $10,187,961
   Return on assets                                        1.10%          0.92%         1.01%          1.00%         1.10%
   Net yield margin                                        4.73           4.69          4.83           4.87          5.03
Yield on managed consumer loan portfolio                  11.03%         10.87%        10.86%         10.89%        11.21%
---------------------------------------------------------------------------------------------------------------------------


growth in Signet's loan-by-check portfolio was not significant as the $76 million portfolio of loan-by-check risk test receivables was sold. The Company continues to test a variety of loan-by-check products using different credit criteria. The risk-test sale resulted in a modest gain and will help future periods' earnings because the assets were not profitable. The managed consumer loan portfolio is comprised of consumer loans, consumer loans held for securitization and securitized consumer loans. Securitized consumer loans are not assets of the Company and, therefore, are not shown on the balance sheet. Signet's managed consumer loan portfolio increased by $294 million, or 9%, from March 31, 1996 to March 31, 1997 as indicated in Table 7.

Interest Rate Sensitivity
Signet's interest rate sensitivity position is managed by the Asset and Liability Committee ("ALCO") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ALCO routinely uses derivatives such as interest rate swaps to manage the Company's interest rate risk. At March 31, 1997, the notional value of the Company's derivative products for the purpose of managing interest rate risk were $2.0 billion of interest rate swaps and $650 million of interest rate floors.
     ALCO, in managing interest rate sensitivity, also uses simulations to measure the impact that market changes and alternative strategies might have on net interest income


Table 9
Non-Performing Assets
---------------------------------------------------------------------------------------------------------------------------

                                             March 31         December 31     September 30        June 30         March 31
(dollars in thousands)                         1997              1996             1996             1996             1996
---------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
    Commercial                                $10,230         $  8,850           $10,672         $  7,552        $  5,873
    Consumer                                    2,729            2,404             2,374            1,694           1,684
    Real estate - construction                  2,577            2,842             1,206            9,596           1,820
    Real estate - mortgage *                   11,415           14,207            14,866           15,172          22,580
---------------------------------------------------------------------------------------------------------------------------
      Total non-accrual loans                  26,951           28,303            29,118           34,014          31,957
Foreclosed properties                          13,718           10,497            14,733           20,850          15,246
---------------------------------------------------------------------------------------------------------------------------
      Total non-performing assets             $40,669          $38,800           $43,851          $54,864         $47,203
---------------------------------------------------------------------------------------------------------------------------
Percentage to loans (net of unearned)            0.65%            0.61%             0.71%            0.92%           0.81%
   and foreclosed properties
Allowance for loan losses to:
   Non-performing loans                        449.83           483.02            441.17           371.73          395.64
   Non-performing assets                       298.09           352.34            292.95           230.46          267.85
---------------------------------------------------------------------------------------------------------------------------

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

Risk Elements
Non-performing assets at March 31, 1997 totaled $40.7 million, or .65% of loans and foreclosed properties. This compares with $47.2 million, or .81%, respectively, at March 31, 1996. Overall non-performing real estate assets declined $11.9 million from March 31, 1996 to March 31, 1997, including a $1.5 million decline in foreclosed properties. Foreclosed properties totaled $13.7 million at the end of the first quarter of 1997, and were equal to 34% of total non-performing assets and 50% of non-performing real estate assets. Signet sold $1.5 million of foreclosed properties during the first quarter of 1997.
     Accruing loans past due 90 days or more as to principal or interest payments totaled $59.6 million, $71.5 million and $65.2 million as of March 31, 1997, December 31, 1996 and March 31, 1996, respectively. The details of these past due loans are displayed in Table 10. The past due commercial and real estate loans were in the process of collection and were adequately collateralized. The improvement in loan delinquency totals from the prior year-end is primarily attributable to the sale of the loan-by-check risk test portfolio mentioned earlier. Past due student loans accounted for $28.7 million, or 48%, of all the past due loans. Of the past due student loans, more than 99% were indirectly government guaranteed and do not represent material loss exposure to Signet.


Table 10
Accruing Loans Past Due 90 Days or More
---------------------------------------------------------------------------------------------------------------------------

                                             March 31         December 31     September 30        June 30         March 31
(in thousands)                                 1997              1996             1996             1996             1996
---------------------------------------------------------------------------------------------------------------------------
Commercial                                    $10,164          $ 6,334           $ 6,969          $ 5,308         $ 5,679
Consumer:
   Student loans                               28,705           35,763            45,159           37,374          35,056
   Credit card                                  1,917            2,180             1,950            3,396           3,171
   Loan-by-check-risk tests                                      5,890             6,865            7,530           7,969
   Loan-by-check other                         10,803            9,272             8,321            5,666           3,617
   Other consumer                               2,397            2,356             2,320            2,286           2,366
---------------------------------------------------------------------------------------------------------------------------
      Total consumer                           43,822           55,461            64,615           56,252          52,179
Mortgage 5,547                                  7,508            6,083             6,197            6,953
Construction                                       71            2,181               366            3,005             388
---------------------------------------------------------------------------------------------------------------------------
      Total                                   $59,604          $71,484           $78,033          $70,762         $65,199
---------------------------------------------------------------------------------------------------------------------------


Table 11
Selected Capital Data
---------------------------------------------------------------------------------------------------------------------------

                                                                                      March 31                  December 31
---------------------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                                          1997              1996              1996
---------------------------------------------------------------------------------------------------------------------------
Qualifying common stockholders' equity                                        $  932,174       $  839,856       $  908,982
Less goodwill and other disallowed intangibles                                   (50,482)         (57,208)         (52,163)
---------------------------------------------------------------------------------------------------------------------------
    Total Tier I capital                                                         881,692          782,648          856,819
Qualifying debt                                                                  210,667          113,734          211,667
Qualifying allowance for loan losses                                              98,945          101,844           99,793
---------------------------------------------------------------------------------------------------------------------------
   Total Tier II capital                                                         309,612          215,578          311,460
---------------------------------------------------------------------------------------------------------------------------
   Total risked-based capital                                                 $1,191,304       $  998,226       $1,168,279
---------------------------------------------------------------------------------------------------------------------------
Total risk-adjusted assets                                                    $7,893,277       $8,122,928       $7,946,546
---------------------------------------------------------------------------------------------------------------------------

Ratios:
Tier I capital                                                                     11.17%            9.64%           10.78%
Total risk-based capital                                                           15.09            12.29            14.70
Tier I leverage                                                                     7.78             7.14             7.43
Tangible Tier I leverage                                                            7.03             6.50             6.72
Common equity to assets                                                             7.91             7.19             7.88
Common dividend payout ratio (year-to-date)                                        38.89            38.46            39.32
Book value per share                                                          $    15.37       $    14.39       $    15.38
---------------------------------------------------------------------------------------------------------------------------


Stockholders' Equity

       Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Company in withstanding unforeseen adverse developments. At March 31, 1997, stockholders' equity totaled $926 million, an increase of $71 million, or 8%, from the March 31, 1996 level of $855 million. Since December 31, 1996, stockholders' equity increased modestly as net income and the issuance of common stock narrowly exceeded net unrealized losses on securities available for sale and dividends declared. During the first quarter of 1997, the change in net unrealized gains and losses on securities available for sale, net of tax, decreased equity by $21 million. At March 31, 1997, the net unrealized losses, net of tax, related to securities available for sale, totaled $6.3 million. Dividends declared during the first quarter of 1997 were $12.6 million or $0.21 per common share. At March 31, 1997, Signet's banking subsidiary, Signet Bank, met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.
     As detailed in Table 11, the Company's consolidated risk-based capital ratios at March 31, 1997 were 15.09% and 11.17% for Total Capital and Tier I Capital, respectively. Signet's leverage ratio at March 31, 1997 was 7.78%. The Company's total stockholders' equity to assets ratio improved to 7.91% at March 31, 1997 up from 7.19% at March 31, 1996.

Liquidity
Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the first quarter of 1997 maintained the Company's strong liquidity position. Signet's first quarter 1997 average loan balances were entirely funded with core deposits. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied on the capital markets for funding. The parent company has $50 million principal amount of Floating Rate Subordinated Notes due in the second quarter of 1997 which will be paid off with existing cash. During the second quarter of 1996, Signet Bank established a $2.5 billion Senior and Subordinated Bank Note facility due from 30 days to 30 years from date of issue. A total of $150 million of subordinated bank notes had been issued under the facility at March 31, 1997.
     For the first quarter of 1997, cash and cash equivalents increased $284 million primarily due to a rise in federal funds sold and securities purchased under resale agreements as well as an increase in interest bearing deposits with other banks which more than offset a decline in cash and due from banks. Cash used by operations was $101 million for this time period resulting mainly from a decrease in other liabilities. Cash provided by investing activities amounted to $184 million principally due to sales and maturities of securities available for sale. Cash provided by financing activities amounted to $201 million primarily due to an increase in short-term borrowings.

PART II.          OTHER INFORMATION

Item 1. Legal Proceedings

                  (Incorporated by reference to Part II., Item 1 of the Form 10-Q for the quarter ended June 30, 1996.)

Item 4. Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders of the Registrant was held on April 29, 1997. At the meeting, the following individuals were elected directors of the Registrant:


                                                                 Vote Against
          Name of Director                      In Favor          or Withheld
          Macon F. Brock, Jr.                   50,251,686           406,099
          Norwood H. Davis, Jr.                 50,068,749           588,781
          William C. DeRusha                    50,244,473           413,312
          Robert M. Freeman                     50,041,863           615,922
          C. Stephenson Gillispie, Jr.          50,237,403           420,382
          Bruce C. Gottwald, Jr.                47,451,073         3,206,712
          William R. Harvey                     50,198,893           458,892
          Elizabeth G. Helm                     50,247,305           410,480
          T. Gaylon Layfield, III               50,133,024           524,761
          Malcolm S. McDonald                   50,077,031           580,754
          Wallace B. Millner, III               50,142,676           515,109
          Louis B. Thalheimer                   50,145,535           512,250

                  The shareholders also approved: (i) an amendment of the Corporation's 1994 Stock Incentive Plan to increase by 500,000 the number of authorized but unissued shares of the Corporation's common stock available for issuance under the Plan. 47,739,198 shares voted for, 2,549,229 shares voted against and 423,098 abstained from approval of the Plan and (ii) ratification of the selection of Ernst & Young LLP as independent auditors to audit the financial statements of the Corporation for 1997. 50,411,945 shares voted for, 132,468 shares voted against and 174,127 abstained from ratification.

Item 6. Exhibits and Reports on Form 8-K

      (a)      Exhibits:
               Exhibit 11 - Computation of Earnings Per Share
               Exhibit 27 - Financial Data Schedule (filed electronically)

      (b)      Reports on Form 8-K:
               none


                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SIGNET BANKING CORPORATION
                           ---------------------------
                                  (Registrant)


Date:  May 8, 1997         /s/ Wallace B. Millner III
                           -----------------------------------------
                           Wallace B. Millner III
                           Vice Chairman and Chief Financial Officer
                           (Principal Financial Officer)


Date:   May 8, 1997        /s/ W. H. Catlett, Jr.
                           -----------------------------------------
                           W. H. Catlett, Jr.
                           Executive Vice President and Controller
                           (Principal Accounting Officer)
22