Form 10-Q
period 1997-06-30
SIGNET BANKING CORP
filed 1997-08-11
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997 or

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

                                           Yes     X        No
                                                 ----         ---------

           Common Shares outstanding as of July 31, 1997 - 60,484,553

                                      Index

                   SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                  June 30, 1997


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


PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements

Signet Banking Corporation and Subsidiaries
Consolidated Balance Sheet

----------------------------------------------------------------------------------------------------------------------------

                                                                             June 30                          December 31
(in thousands-- except per share) (unaudited)                    1997                    1996                    1996
----------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                       $     543,005           $     533,728          $     566,520
Interest bearing deposits with other banks                          215,871                   1,977                  3,200
Federal funds sold and securities purchased
     under resale agreements                                      1,010,194                 599,027                777,999
Trading account securities                                          554,546                 546,756                546,372
Loans held for securitization                                                               300,000
Loans held for sale                                                  27,155                 320,316                102,826
Securities available for sale                                     2,420,624               2,547,445              2,623,280
Loans:
    Consumer                                                      2,471,309               2,016,363              2,300,558
    Commercial                                                    3,430,266               3,209,292              3,451,230
    Real estate-construction                                        238,575                 255,822                244,653
    Real estate-commercial mortgage                                 199,224                 332,856                254,060
    Real estate-residential mortgage                                228,483                 258,996                329,466
----------------------------------------------------------------------------------------------------------------------------
        Gross loans                                               6,567,857               6,073,329              6,579,967
        Less: Unearned income                                      (222,661)               (161,109)              (225,081)
               Allowance for loan losses                           (119,740)               (126,442)              (136,707)
----------------------------------------------------------------------------------------------------------------------------
        Net loans                                                 6,225,456               5,785,778              6,218,179
Premises and equipment (net)                                        177,629                 195,410                184,413
Interest receivable                                                 103,986                 116,767                107,504
Other assets                                                        574,435                 578,609                590,125
----------------------------------------------------------------------------------------------------------------------------
        Total assets                                            $11,852,901             $11,525,813            $11,720,418
============================================================================================================================
Liabilities
Non-interest bearing deposits                                  $  1,928,931            $  1,669,006           $  1,751,238
Interest bearing deposits:
    Interest bearing demand                                       3,109,712               2,530,148              2,955,576
    Savings accounts                                                630,962                 705,910                651,544
    Savings certificates                                          2,196,767               2,290,154              2,256,838
    Large denomination certificates                                 162,675                 146,500                228,879
    Foreign                                                          25,478                 138,168                 43,267
----------------------------------------------------------------------------------------------------------------------------
        Total interest bearing deposits                           6,125,594               5,810,880              6,136,104
----------------------------------------------------------------------------------------------------------------------------
        Total deposits                                            8,054,525               7,479,886              7,887,342
Securities sold under repurchase agreements                       1,782,488               1,767,963              1,467,565
Federal funds purchased                                             413,164                 948,969                495,171
Long-term borrowings                                                350,007                 250,021                400,014
Interest payable                                                     27,878                  26,010                 30,507
Due to broker                                                        25,812                                        300,000
Other liabilities                                                   262,991                 190,616                215,704
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities                                        10,916,865              10,663,465             10,796,303

Stockholders' Equity
Common stock, $5 par value; authorized 100,000,000
 shares, issued and outstanding 60,382,648, 59,563,853
 and 60,077,489 shares, respectively                                301,913                 297,819                300,387
Capital surplus, net                                                213,961                 204,763                209,327
Retained earnings                                                   405,020                 360,529                399,268
Unrealized gains (losses) on securities available for sale,
     net of deferred taxes                                           15,142                    (763)                15,133
----------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                  936,036                 862,348                924,115
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity              $11,852,901             $11,525,813            $11,720,418
============================================================================================================================

See notes to consolidated financial statements.

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Income

------------------------------------------------------------------------------------------------------------------------

                                                             Three Months Ended June 30         Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------

(in thousands-- except per share) (unaudited)               1997              1996             1997            1996
-----------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, including fees:
        Consumer                                           $  65,333        $  54,725         $129,058        $107,787
        Commercial                                            61,320           56,568          122,349         111,920
        Real estate-construction                               5,792            6,064           11,356          12,126
        Real estate-commercial mortgage                        6,573            7,710           11,308          15,860
        Real estate-residential mortgage                       4,283            4,176            9,873           7,380
-----------------------------------------------------------------------------------------------------------------------
            Total loans, including fees                      143,301          129,243          283,944         255,073
    Interest bearing deposits with other banks                 1,800               43            2,531             197
    Federal funds sold and resale agreements                  13,089            9,543           24,042          17,731
    Trading account securities                                 7,298            7,865           14,378          15,987
    Loans held for securitization                                               5,992                           13,411
    Loans held for sale                                        1,011            9,579            2,598          19,665
    Securities available for sale                             45,209           43,961           91,304          85,744
-----------------------------------------------------------------------------------------------------------------------
            Total interest income                            211,708          206,226          418,797         407,808
Interest expense:
    Interest bearing demand                                   27,427           18,209           53,996          36,289
    Savings accounts                                           4,214            7,530            8,429          19,025
    Savings certificates                                      26,316           25,395           52,137          47,930
    Large denomination certificates                            2,622            1,731            5,473           3,256
    Foreign                                                      774            2,415            1,849           3,694
-----------------------------------------------------------------------------------------------------------------------
            Total interest on deposits                        61,353           55,280          121,884         110,194
    Securities sold under repurchase agreements               17,618           17,084           34,339          31,595
    Federal funds purchased                                    6,690           12,693           13,568          24,502
    Long-term borrowings                                       6,004            3,796           11,807           7,910
-----------------------------------------------------------------------------------------------------------------------
            Total interest expense                            91,665           88,853          181,598         174,201
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                          120,043          117,373          237,199         233,607
Provision for loan losses                                     13,350           13,794           29,750          25,051
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses          106,693          103,579          207,449         208,556
Non-interest income:
    Service charges on deposit accounts                       17,250           17,100           34,430          33,331
    Consumer loan servicing and service charge income         11,756           15,276           24,041          27,432
    Trust and other financial services income                  9,758           10,108           20,553          19,713
    Other                                                     21,371           21,223           45,123          40,655
-----------------------------------------------------------------------------------------------------------------------
            Non-interest operating income                     60,135           63,707          124,147         121,131
    Securities available for sale gains                           10              164              113             756
-----------------------------------------------------------------------------------------------------------------------
            Total non-interest income                         60,145           63,871          124,260         121,887
Non-interest expense:
    Salaries                                                  47,668           52,302           95,024         101,002
    Employee benefits                                         10,121           10,466           22,342          22,867
    Supplies and equipment                                    10,790            9,985           21,508          19,590
    Occupancy                                                  9,104            9,520           18,096          19,714
    External data processing services                          9,090            8,333           17,894          15,479
    Travel and communications                                  5,107            6,706           10,775          12,626
    Restructuring charge                                      58,712                            58,712
    Other                                                     21,588           24,199           42,659          45,848
-----------------------------------------------------------------------------------------------------------------------
            Total non-interest expense                       172,180          121,511          287,010         237,126
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                   (5,342)          45,939           44,699          93,317
Applicable income taxes (benefit)                             (3,368)          15,458           13,623          31,641
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         $   (1,974)       $  30,481        $  31,076       $  61,676
=======================================================================================================================
Earnings per common share                                 $    (0.03)       $    0.50        $    0.51       $    1.02
Cash dividends declared per share                               0.21             0.20             0.42            0.40
Average common shares outstanding                             61,566           60,502           61,424          60,429

See notes to consolidated financial statements.

Signet Banking Corporation and Subsidiaries
Statement of Changes in Consolidated Stockholders' Equity


----------------------------------------------------------------------------------------------------


                                              Common Stock              Capital        Deferred
(in thousands) (unaudited)               Shares         Amount          Surplus      Compensation
----------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1997
Balance at beginning of period          60,077,489       $300,387       $212,416        $(3,089)
Net income
Issuance of Common Stock                   299,757          1,499          4,257
Restricted stock awards                      5,402             27            159           (186)
Amortization of deferred compensation                                                       404
Cash dividends
Change in net unrealized gains on
    securities available for sale,
    net of tax of $5
----------------------------------------------------------------------------------------------------
Balance at end of period                60,382,648       $301,913       $216,832        $(2,871)
====================================================================================================
Six Months Ended June 30, 1996
Balance at beginning of period          59,208,745     $  296,044     $  200,093
Net income
Issuance of Common Stock                   355,108          1,775          4,670
Cash dividends
Change in net unrealized gains (losses)
    on securities available
    for sale, net of tax benefit
    of $24,748
----------------------------------------------------------------------------------------------------
Balance at end of period                59,563,853     $  297,819     $  204,763
====================================================================================================



-----------------------------------------------------------------------------------------

                                             Unrealized                        Total
                                           Gains/(Losses)     Retained     Stockholders'
(in thousands) (unaudited)                  on Securities     Earnings        Equity
-----------------------------------------------------------------------------------------
Six Months Ended June 30, 1997
Balance at beginning of period                 $15,133          $399,268       $924,115
Net income                                                        31,076         31,076
Issuance of Common Stock                                                          5,756
Restricted stock awards
Amortization of deferred compensation                                               404
Cash dividends                                                   (25,324)       (25,324)
Change in net unrealized gains on
    securities available for sale,
    net of tax of $5                                 9                                9
-----------------------------------------------------------------------------------------
Balance at end of period                       $15,142          $405,020       $936,036
=========================================================================================
Six Months Ended June 30, 1996
Balance at beginning of period                $ 45,198         $ 322,614     $  863,949
Net income                                                        61,676         61,676
Issuance of Common Stock                                                          6,445
Cash dividends                                                   (23,761)       (23,761)
Change in net unrealized gains (losses)
    on securities available
    for sale, net of tax benefit
    of $24,748                                 (45,961)                         (45,961)
-----------------------------------------------------------------------------------------
Balance at end of period                    $     (763)        $ 360,529     $  862,348
=========================================================================================

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Cash Flows

------------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended June 30
------------------------------------------------------------------------------------------------------------------------

(in thousands) (unaudited)                                                             1997                     1996
------------------------------------------------------------------------------------------------------------------------
Operating Activities
    Net Income                                                                     $     31,076           $     61,676
    Adjustments to reconcile net income to net cash (used)
      provided by operating activities:
        Provision for loan losses                                                        29,750                 25,051
        Writedowns on foreclosed property                                                   211                     86
        Depreciation and amortization                                                    32,411                 20,003
        Securities available for sale gains                                                (113)                  (756)
        Other gains, net                                                                (17,417)               (14,448)
        Increase in interest receivable                                                   3,518                (12,330)
        Increase in other assets                                                         18,477                200,621
        Increase in interest payable                                                     (2,629)                 6,550
        (Decrease) increase in other liabilities                                       (226,904)              (192,792)
        Proceeds from securitization of consumer loans                                                          90,000
        Proceeds from sales of loans held for sale                                   12,715,814             16,186,298
        Purchases and originations of loans held for sale                           (12,577,221)           (16,103,597)
        Proceeds from sales of trading account securities                            10,960,776              8,409,487
        Purchases of trading account securities                                     (10,955,163)            (8,473,753)
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by operating activities                                    12,586                202,096

Investing Activities
    Proceeds from sales of securities available for sale                                  9,608                812,459
    Proceeds from maturities of securities available for sale                           198,055                275,049
    Purchases of securities available for sale                                           (1,044)            (1,303,843)
    Net decrease (increase) in loans                                                   (108,251)              (564,169)
    Recoveries of loans previously charged-off                                            5,557                  2,190
    Purchases of premises and equipment                                                  (9,188)               (15,909)
    Purchases of mortgage servicing rights                                              (16,900)               (14,821)
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by investing activities                                    77,837               (809,044)

Financing Activities
    Net increase in deposits                                                            167,183               (113,085)
    Net increase in short-term borrowings                                               232,916                812,634
    Payments on long-term debt                                                          (50,007)                (3,012)
    Net issuance of common stock                                                          6,160                  6,445
    Payment of cash dividends                                                           (25,324)               (23,761)
------------------------------------------------------------------------------------------------------------------------
            Net cash provided by financing activities                                   330,928                679,221
------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                   421,351                 72,273
Cash and cash equivalents at beginning of period                                      1,347,719              1,062,459
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $1,769,070             $1,134,732
------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures
    Interest paid                                                                    $  184,227            $   167,652
    Income taxes paid                                                                     9,526                  9,697
    Transfer of loans to foreclosed property                                              6,375                  6,100
------------------------------------------------------------------------------------------------------------------------

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

Securities Available for Sale

Securities available for sale are summarized as follows:


                                             June 30, 1997                June 30, 1996               December 31, 1996
                                                       Fair                            Fair                           Fair
                                          Cost         Value          Cost             Value        Cost              Value
---------------------------------------------------------------------------------------------------------------------------------
U.S. Government and agency obligations-
    Mortgage-backed securities            $2,053,649    $2,068,580   $1,896,047        $1,890,831  $2,124,019        $2,135,422
    Other                                    173,437       176,008      452,014           456,124     298,175           302,320
States and political subdivisions             11,777        12,016       33,774            34,702      22,244            22,784
Other                                        160,197       164,020      170,324           165,788     160,347           162,754
---------------------------------------------------------------------------------------------------------------------------------
    Total                                 $2,399,060    $2,420,624   $2,552,159        $2,547,445  $2,604,785        $2,623,280
=================================================================================================================================



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

                                                                                Credit       Home Equity           Student
                                                                                  Card           Lines              Loans
----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1997:
    Initial Amount Securitized
    Initial Gain Recorded
    Gain on Sales of Receivables Under Revolving Structures                                   $    1,766
At June 30, 1997:
    Receivables Outstanding                                                   $252,778           377,541          $403,160
    Amount Set Aside to Absorb Credit Losses                                                       5,288             5,977
----------------------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1996
    Initial Amount Securitized                                              $   90,000
    Initial Gain Recorded
    Gain on Sales of Receivables Under Revolving Structures                                   $    3,988
At June 30, 1996:
    Receivables Outstanding                                                    275,000           438,368
    Amount Set Aside to Absorb Credit Losses                                                       5,288
----------------------------------------------------------------------------------------------------------------------------
At December 31, 1996:
    Receivables Outstanding                                                  $ 263,889          $406,896         $ 428,435
    Amount Set Aside to Absorb Credit Losses                                                       5,288             6,317
============================================================================================================================

(dollars in thousands) (unaudited)

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

In February 1997, SFAS No. 128, "Earnings per Share," was issued, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently being used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with "basic" earnings per share which excludes the dilutive effect of stock options. The impact of calculating basic earnings per share is expected to have no impact on the quarter ended June 30, 1997 primary earnings per share and result in a $0.01 per share increase in the primary earnings per share reported for the six months ended June 30, 1997 and the quarter ended June 30, 1996. The impact of calculating basic earnings per share is expected to result in a $0.02 per share increase in the primary earnings per share reported for the six months ended June 30, 1996. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

Commercial Fraud Loss

On March 19, 1996, Signet's management discovered that the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that there had been substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represented an amount management believed was likely to be recovered based on facts and circumstances at the time. The amount of the recovery was based on the Company's share of known claims to the total amount held by federal authorities, less associated costs. The recovery amount was subject to change as additional assets were recovered and/or additional claims were asserted.

In June 1997, Federal authorities distributed funds to the various banks victimized by the fraud. Signet's share represented principal and interest earned on the funds while held by the authorities. A portion of the funds received by Signet remain in dispute with the other financial institutions involved. Signet's share, net of the disputed amount, was applied against the receivable with the resulting excess amount of $3.6 million applied to non-interest income and as a reduction to non-interest expense. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

Restructuring Charge

In the second quarter of 1997, Signet recorded a restructuring charge of $58,712, $37,022 after-tax or $0.60 per share as a result of a comprehensive redesign program which commenced in June 1997 and is expected to continue into 1999. The objectives of the program were to align Signet's infrastructure with its business strategies to better serve customers, enhance revenues, and improve efficiency. The components of the restructuring charge were as follows:

                                                                Requiring            1997
                                                                  Cash              Cash
                                                 Total           Outflow           Outflow
----------------------------------------------------------------------------------------------
Severance and other personnel related costs      $24,723          $24,723        $     511
Facilities related charges                        10,079            9,076              395
Technology write-offs and other charges           15,410           12,389           10,458
Goodwill write-off                                 8,500                -                -
----------------------------------------------------------------------------------------------
Totals                                           $58,712          $46,188          $11,364
----------------------------------------------------------------------------------------------

As of June 30, 1997, the remaining accrual for restructuring related charges was $38,848.

Merger with First Union Corporation

On July 21, 1997, subsequent to the release of Signet's second quarter 1997 earnings, First Union Corporation ("First Union") announced that Signet and First Union signed a definitive merger agreement which would create the leading banking company in Virginia, based on combined deposits on June 30, 1997, of approximately $20 billion. As of June 30, 1997, Signet had assets of $12 billion and First Union had assets of $143 billion. First Union agreed to exchange 0.55 shares of its common stock for each share of Signet common stock. Reflecting First Union's previously announced two-for-one stock split payable on July 31, 1997, the exchange ratio would be 1.10 shares. The merger, which would be accounted for as a pooling of interests, is expected to be consummated by December 31, 1997, pending Signet shareholder approval, regulatory approval and other customary conditions of closing.

Signet Banking Corporation and Subsidiaries
Financial Summary


----------------------------------------------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                                June 30                     Percent
(dollars in thousands-- except per share)                             1997                 1996            Change
----------------------------------------------------------------------------------------------------------------------
Earnings
    Net interest income (taxable equivalent)                     $     121,942         $    119,122          2.4%
    Net interest income                                                120,043              117,373          2.3
    Net income (loss) *                                                 (1,974)              30,481          N/M
----------------------------------------------------------------------------------------------------------------------
Per Common Share
    Net income (loss) *                                         $        (0.03)    $           0.50          N/M
    Cash dividends declared                                               0.21                 0.20          5.0
    Book value                                                           15.50                14.48          7.0
    Period-end price                                                     36.00                23.25         54.8
----------------------------------------------------------------------------------------------------------------------
Average Daily Balance
    Assets                                                         $11,441,515          $11,346,682          0.8
    Earning assets                                                  10,245,094           10,075,496          1.7
    Loans (net of unearned income)                                   6,238,431            5,814,446          7.3
    Managed loan portfolio                                           7,264,493            6,840,564          6.2
    Deposits                                                         7,805,959            7,525,462          3.7
    Core deposits                                                    7,568,155            7,219,199          4.8
    Common stockholders' equity                                        936,233              847,007         10.5
    Common shares outstanding                                       61,565,610           60,502,076          1.8
----------------------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets *                                            N/M%                 1.08%         N/M
    Return on average common stockholders' equity *                       N/M                 14.47          N/M
    Net yield margin                                                     4.77                  4.75          0.4
    Allowance for loan losses to:
        Non-performing loans                                            508.47               371.73         36.8
        Non-performing assets                                           359.44               230.46         56.0
        Net loans                                                         1.89                 2.14        (11.7)
    Non-performing assets to loans
        and foreclosed properties                                         0.52                 0.92        (43.5)
    Stockholders' equity to assets                                        7.90                 7.48          5.6
----------------------------------------------------------------------------------------------------------------------
At Period-end
Assets                                                             $11,852,901          $11,525,813          2.8
Earning assets                                                      10,573,586           10,227,741          3.4
Loans (net of unearned income)                                       6,345,196            5,912,220          7.3
Managed loan portfolio                                               7,346,172            6,925,588          6.1
Deposits                                                             8,054,525            7,479,886          7.7
Core deposits                                                        7,866,372            7,195,218          9.3
Common stockholders' equity                                            936,036              862,348          8.5
Non-performing assets                                                   33,313               54,864        (39.3)
Number of common stockholders                                           14,562               15,137         (3.8)
Full-time employees                                                      3,565                4,221        (15.5)
Part-time employees                                                        893                1,003        (11.0)
======================================================================================================================



--------------------------------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                                      June 30                  Percent
(dollars in thousands-- except per share)                    1997               1996           Change
--------------------------------------------------------------------------------------------------------
Earnings
    Net interest income (taxable equivalent)             $     240,938      $     237,500           1.4%
    Net interest income                                        237,199            233,607           1.5
    Net income (loss) *                                         31,076             61,676         (49.6)
--------------------------------------------------------------------------------------------------------
Per Common Share
    Net income (loss) *                                 $         0.51   $           1.02         (50.0)
    Cash dividends declared                                       0.42               0.40           5.0
    Book value
    Period-end price
--------------------------------------------------------------------------------------------------------
Average Daily Balance
    Assets                                                 $11,416,262        $11,207,156           1.9
    Earning assets                                          10,231,690          9,890,747           3.4
    Loans (net of unearned income)                           6,263,904          5,690,458          10.1
    Managed loan portfolio                                   7,304,838          6,725,763           8.6
    Deposits                                                 7,770,106          7,538,362           3.1
    Core deposits                                            7,509,733          7,282,917           3.1
    Common stockholders' equity                                932,329            853,198           9.3
    Common shares outstanding                               61,423,904         60,429,366           1.6
--------------------------------------------------------------------------------------------------------
Ratios
    Return on average assets *                                    0.55%              1.11%        (50.5)
    Return on average common stockholders' equity *               6.72              14.54         (53.8)
    Net yield margin                                              4.75               4.83          (1.7)
========================================================================================================

The common stock of Signet Banking Corporation is traded on the New York Stock
Exchange under the symbol "SBK".

* The second quarter of 1997 included a $58.7 million pre-tax and $37.0 million after-tax restructuring charge.

 See management's discussion for further details.




Table 1
Selected Quarterly Financial Information


-----------------------------------------------------------------------------------------------------------------------

                                                               2nd Qtr              1st Qtr              4th Qtr
                                                                1997                 1997                 1996
-----------------------------------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands -- except per share)
Net interest income (taxable equivalent)                        $121,942            $118,996             $118,992
Less:  taxable equivalent adjustment                               1,899               1,840                2,273
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                              120,043             117,156              116,719
Provision for loan losses                                         13,350              16,400               29,800
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                                106,693             100,756               86,919
Non-interest income                                               60,145              64,115               89,561
Non-interest expense *                                           172,180             114,830              125,337
-----------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                       (5,342)             50,041               51,143
Applicable income taxes (benefit)                                 (3,368)             16,991               17,498
-----------------------------------------------------------------------------------------------------------------------
Net income (loss) *                                            $  (1,974)          $  33,050            $  33,645
-----------------------------------------------------------------------------------------------------------------------
Per common share:
    Net income *                                               $   (0.03)        $      0.54          $      0.55
    Cash dividends declared                                         0.21                0.21                 0.21
    Book value                                                     15.50               15.37                15.38

Average shares outstanding (in thousands)                         61,566              61,281               61,089
Selected Average Balances (in millions)
Assets                                                         $  11,442           $  11,391            $  11,610
Earning assets                                                    10,245              10,218               10,391
Loans (net of unearned income)                                     6,238               6,290                6,320
Managed loan portfolio                                             7,264               7,346                7,309
Deposits                                                           7,806               7,734                7,709
Core deposits                                                      7,568               7,451                7,337
Interest bearing liabilities                                       8,646               8,667                8,867
Stockholders' equity                                                 936                 928                  911
Ratios
Return on average assets *                                           N/M%               1.18%                1.15%
Return on average common stockholders' equity *                      N/M               14.44                14.69
Efficiency ratio (excluding restructuring charge
    and foreclosed property expense) *                             62.72               62.27                62.31
Net interest spread                                                 4.11                4.08                 3.93
Net yield margin                                                    4.77                4.72                 4.56
Stockholders' equity to assets                                      7.90                7.91                 7.88
Credit Quality Data (dollars in thousands)
Non-performing assets                                          $  33,313           $  40,669            $  38,800
Accruing loans past due 90 days or more                           68,924              59,604               71,484
Net charge-offs                                                   14,842              14,865               21,552
Allowance for loan losses to:
    Non-performing loans                                          508.47%             449.83%              483.02%
    Non-performing assets                                         359.44              298.09               352.34
    Net loans                                                       1.89                1.95                 2.15
Non-performing assets to loans and foreclosed properties            0.52                0.65                 0.61
Net loan losses to average loans                                    0.95                0.95                 1.36
=======================================================================================================================


---------------------------------------------------------------------------------------------

                                                                3rd Qtr           2nd Qtr
                                                                 1996              1996
---------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands -- except per share)
Net interest income (taxable equivalent)                        $120,492          $119,122
Less:  taxable equivalent adjustment                               2,058             1,749
---------------------------------------------------------------------------------------------
Net interest income                                              118,434           117,373
Provision for loan losses                                         19,000            13,794
---------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                                 99,434           103,579
Non-interest income                                               68,129            63,871
Non-interest expense *                                           122,855           121,511
---------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                       44,708            45,939
Applicable income taxes (benefit)                                 15,102            15,458
---------------------------------------------------------------------------------------------
Net income (loss) *                                            $  29,606         $  30,481
---------------------------------------------------------------------------------------------
Per common share:
    Net income *                                             $      0.49       $      0.50
    Cash dividends declared                                         0.20              0.20
    Book value                                                     14.89             14.48

Average shares outstanding (in thousands)                         60,738            60,502
Selected Average Balances (in millions)
Assets                                                         $  11,429         $  11,347
Earning assets                                                    10,204            10,075
Loans (net of unearned income)                                     5,928             5,814
Managed loan portfolio                                             6,933             6,841
Deposits                                                           7,569             7,525
Core deposits                                                      7,201             7,219
Interest bearing liabilities                                       8,781             8,694
Stockholders' equity                                                 864               847
Ratios
Return on average assets *                                          1.03%             1.08%
Return on average common stockholders' equity *                    13.63             14.47
Efficiency ratio (excluding restructuring charge
    and foreclosed property expense) *                             64.92             66.16
Net interest spread                                                 4.11              4.19
Net yield margin                                                    4.70              4.75
Stockholders' equity to assets                                      7.74              7.48
Credit Quality Data (dollars in thousands)
Non-performing assets                                          $  43,851         $  54,864
Accruing loans past due 90 days or more                           78,033            70,762
Net charge-offs                                                   16,983            13,785
Allowance for loan losses to:
    Non-performing loans                                          441.17%           371.73%
    Non-performing assets                                         292.95            230.46
    Net loans                                                       2.08              2.14
Non-performing assets to loans and foreclosed properties            0.71              0.92
Net loan losses to average loans                                    1.15              0.95
=============================================================================================


* The second quarter of 1997 included a $58.7 million pre-tax and $37.0 million after-tax restructuring charge.
  See management's discussion for further details.

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------------------------------------------------------------
Introduction

Signet Banking Corporation ("Signet" or "the Company"), with headquarters in Richmond, Virginia, is a registered multi-state bank holding company whose stock is listed on the New York Stock Exchange under the symbol SBK. Signet provides interstate financial services through its principal subsidiary, Signet Bank, a Virginia banking corporation headquartered in Richmond. Signet Bank has banking offices in Virginia, Maryland and the District of Columbia.

      Signet engages in general commercial and consumer banking businesses and provides a full range of financial services to individuals, businesses and organizations through 230 banking offices, 249 automated teller machines, on-line INTERNET access and a 24-hour full-service Telephone Banking Center. Signet offers investment services including municipal bond, government, federal agency and money market sales and trading, foreign exchange trading, mutual funds and discount brokerage. In addition, it provides specialized services for trust, leasing, asset based lending, cash management, real estate and insurance. Signet's primary market area for its traditional banking business extends from Baltimore to Washington, south to Richmond, and on to Hampton Roads/Tidewater, Virginia. The Company markets several of its products nationally and is exploring the national marketing of other products.

      On July 21, 1997, First Union Corporation ("First Union") announced that Signet and First Union had signed a definitive merger agreement which would create the leading banking company in Virginia, based on combined deposits on June 30, 1997, of approximately $20 billion. As of June 30, 1997, Signet had assets of $12 billion and First Union had assets of $143 billion. First Union agreed to exchange 0.55 shares of its common stock for each share of Signet common stock. Reflecting First Union's previously announced two-for-one stock split payable on July 31, 1997, the exchange ratio would be 1.10 shares. The merger, which would be accounted for as a pooling of interests, is expected to be consummated by December 31, 1997, pending Signet shareholder approval, regulatory approval and other customary conditions of closing.

      On June 3, 1997, Signet announced the results of a comprehensive redesign program, named ADVANCE, that would enable it to achieve its strategic goal of becoming a leading national, customer-focused, information- based financial services company with a strong Mid-Atlantic presence. Signet began ADVANCE in October 1996. The objective was to align Signet's infrastructure with its business strategies to better serve customers, enhance revenues, improve efficiency and create superior value for shareholders. Implementation of ADVANCE was expected to add $10 million to revenues and to reduce expenses by $58 million for an annual total benefit of $68 million pre-tax by year-end 1998. These benefits are net of implementation costs and significant investments in technology. The per share improvement was expected to be $.72 after tax by December 1998, excluding the effect of the branch sales described below. However, the announced merger with First Union may have a significant impact on the implementation of ADVANCE initiatives, the effect of which cannot be determined at this time. In connection with ADVANCE, Signet recorded a $58.7 million pre-tax restructuring charge in the second quarter of 1997.

      As part of the restructuring, the Company planned to sell 39 of its branches, outsource some services such as student loan servicing and consolidate certain areas such as private banking and personal trust. These actions have been placed on hold for further review as a result of the pending merger with First Union. Signet also announced that its board of directors authorized the repurchase of up to 5 percent of its common shares outstanding, to be completed by year-end 1997. The plan to repurchase common shares was rescinded by the Board of Directors on July 18, 1997.

      During the second quarter, Signet signed a definitive agreement to sell its Corporate Trust business. The transaction is expected to close in the third quarter.

      The following discussion of the operating results and financial condition at June 30, 1997 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the six months ended June 30, 1997 are not necessarily indicative of results to be attained for any other period.

Forward-Looking Statements

When used in this quarterly report, in Form 10-K or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company executive officer, the words or phases "would be," "will allow," "intends to," "will likely result," "are expected to," "expects to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

      While forward-looking statements are provided to assist in the understanding of the Company's anticipated future financial performance, the Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made. Forward- looking statements are subject to significant risks and uncertainties, many of which are beyond the Company's control. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by such forward-looking statements for a variety of reasons. Factors that might cause such a difference include, but are not limited to: sharp and/or rapid changes in interest rates that could, among other things, impact the Company's interest margins; significant changes in the economic scenario from the currently anticipated scenario which could materially change anticipated credit quality, charge-off and delinquency trends and the ability to generate new loans; significantly increased competition in the banking and financial services industries; significant delays in or inability to grow revenues and/or control expenses to improve the Company's efficiency ratio; changes in the capital markets that could affect the ability of the Company to fund itself in a cost-effective manner; and significant changes in accounting, tax, or governmental and regulatory practices or requirements. Further information about factors affecting the Company's business and operations are included in the Company's most recent Form 10-K.

      In addition, any forward-looking statements relating to ADVANCE involve significant risks and uncertainties. Actual results derived from ADVANCE may differ significantly from the results discussed in such forward-looking statements. Factors that could cause such a difference include, but are not limited to: expected cost savings from ADVANCE cannot be fully realized or realized within the expected time frame; income or revenues from ADVANCE are lower than expected or operating costs are higher; competitive pressures in the banking and financial services industries increase significantly, particularly in connection with nationwide product delivery; business disruption related to implementation of certain ADVANCE programs or methodologies; general economic conditions either nationally or in states in which the Company seeks to expand its business opportunities are weaker than expected; or other unanticipated occurrences which could delay the implementation of all or part of ADVANCE, increase the costs associated with the project or decrease the financial benefits of the project.


Table 2



Net Interest Income Analysis
------------------------------------------------------------------------------------------------------------------------------

                                                 Second Quarter 1997 Compared           Second Quarter 1997 Compared
                                                 with Second Quarter 1996               with First Quarter 1997
------------------------------------------------------------------------------------------------------------------------------

                                             Increase          Change due to*          Increase           Change due to*
Taxable Equivalent Basis (in thousands)     (Decrease)      Rate        Volume        (Decrease)        Rate        Volume
------------------------------------------------------------------------------------------------------------------------------
Interest income:
    Loans, including fees                      $14,423      $4,347      $10,076          $2,734         $2,915       $(181)
    Securities available for sale                1,033         248          785            (903)           684      (1,587)
    Other earning assets                        (9,824)     (5,539)      (4,285)          2,847            402       2,445
------------------------------------------------------------------------------------------------------------------------------
        Total interest income                    5,632       1,736        3,896           4,678          3,606       1,072

Interest expense:
    Interest bearing deposits                    6,073       3,682        2,391             822            709         113
    Fed funds and repurchase agreements         (5,469)       (655)      (4,814)            709            636          73
    Long-term borrowings                         2,208         236        1,972             201            567        (366)
------------------------------------------------------------------------------------------------------------------------------
        Total interest expense                   2,812       3,264         (452)          1,732          1,751         (19)
------------------------------------------------------------------------------------------------------------------------------
        Net interest income                   $  2,820     $   560     $  2,260          $2,946         $2,363      $  583
==============================================================================================================================




Net Interest Income Analysis
------------------------------------------------------------------------------------

                                                     YTD June 30, 1997 Compared
                                                      with YTD June 30, 1996
------------------------------------------------------------------------------------

                                               Increase            Change due to*
Taxable Equivalent Basis (in thousands)        (Decrease)       Rate         Volume
-------------------------------------------------------------------------------------
Interest income:
    Loans, including fees                       $29,226       $  1,963       $27,263
    Securities available for sale                 5,051            358         4,693
    Other earning assets                        (23,442)        (7,996)      (15,446)
-------------------------------------------------------------------------------------
        Total interest income                    10,835         (1,198)       12,033

Interest expense:
    Interest bearing deposits                    11,690          4,512         7,178
    Fed funds and repurchase agreements          (8,190)          (906)       (7,284)
    Long-term borrowings                          3,897            (96)        3,993
-------------------------------------------------------------------------------------
        Total interest expense                    7,397          3,465         3,932
-------------------------------------------------------------------------------------
        Net interest income                    $  3,438        $(2,512)     $  5,950
=====================================================================================

* The change in interest due to both volume and rates has been allocated in proportion to the relationship of the absolute dollar amount of the changes in each. The changes in income and expense are calculated independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.


      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.


Earnings Analysis

Signet reported a consolidated net loss for the second quarter of 1997 of $2.0 million, or $.03 per share, after a $58.7 million, pre-tax, restructuring charge. This compared with $30.5 million, or $.50 per share, of net income in the second quarter of 1996. Net income for the first six months of 1997 was $31.1 million, or $.55 per share, compared with $61.7 million, or $1.02 per share, for the same period last year. Excluding the restructuring charge, earnings for the quarter and six months would have been $35.0 million, or $.57 per share, and $68.1 million, or $1.11 per share, respectively. The return on assets ("ROA") and return on common stockholders' equity ("ROE") for the six months ended June 30, 1997 was 0.51% and 6.72%, respectively. Adjusting for the restructuring charge, Signet's ROA for the quarter and six months ended June 30, 1997 was 1.23% and 1.20%, respectively. This compares with 1.08% and 1.11% for same periods in 1996. Adjusting for the restructuring charge, Signet's ROE for the quarter and six months ended June 30, 1997 was 14.92% and 14.68%, respectively, compared with 14.47% and 14.54% for the comparable periods for last year.

Net Interest Income

Taxable equivalent net interest income, a primary contributor to earnings, totaled $121.9 million for the quarter and $240.9 million for the six months ended June 30, 1997, up modestly from the same periods of 1996. The net yield margin for the second quarter of 1997 was 4.77%, a 5 basis point rise from the first quarter of 1997. Table 3 analyzes the change in the net yield margin from the first to the second quarter of 1997. The increase in the net yield margin was primarily the result of returning a commercial mortgage loan to accruing status.
      The net interest spread of 4.11% for the second


Table 3


Analysis of Change in Net Yield Margin

             First Quarter 1997 Versus Second Quarter 1997
---------------------------------------------------------------------------------
Net Yield Margin for First Quarter 1997                                     4.72%
Impact of returning loans to accrual status                                 0.06
Rise in funding costs                                                      (0.04)
Other (net) - Primarily change in mix and yield on
    remaining earning assets                                                0.03
---------------------------------------------------------------------------------
Net Yield Margin for Second Quarter 1997                                    4.77%
=================================================================================

quarter of 1997 increased 3 basis points from the previous quarter and declined 8 basis points from the second quarter of 1996 level of 4.19%. The decline from the 1996 second quarter resulted from funding rates rising more rapidly than yields on earning assets. One reason funding rates rose is that Signet is using its direct mail expertise to grow core deposits, some of which offer a relatively high interest rate initially. The overall yield on earning assets for the second quarter of 1997 was 8.36%, up 7 basis points from the 1997 first quarter, while the rate paid for interest bearing liabilities amounted to 4.25%, up 4 basis points from the previous quarter.

       Signet uses various off-balance sheet interest rate derivatives as an integral part of its asset and liability management and trading activities. For Signet, variable rate assets generally exceed variable rate liabilities. To manage the resulting interest rate risk, Signet enters into derivative transactions. Derivative contracts, used for interest rate risk management purposes, decreased interest on earning assets by $1.5 million, $1.1 million and $1.4 million and decreased borrowing costs by $4.2 million, $5.0 million and $3.9 million for the second quarter of 1997, the first quarter of 1997 and the second quarter of 1996, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 10, 15 and 10 basis points for the respective periods. Loan securitizations also have an effect on net interest income and the net yield margin. For a detailed analysis of this effect, refer to the discussion of Consumer Loan Growth and Table 8 elsewhere in this report.

Provision and Allowance for Loan Losses

The provision for loan losses totaled $13.4 million for the second quarter of 1997 down slightly from $13.8 million in the second quarter of 1996. Table 4 provides a summary of activity in the allowance for loan losses along with details of the charge-offs and recoveries by loan category.

      Net charge-offs amounted to $14.8 million in the second quarter of 1997, compared with $13.8 million for the same quarter in the prior year. For the first six months of 1997, net charge-offs totaled $29.7 million, up from $28.3 million in 1996. Higher consumer loan net charge-offs were nearly offset by net recoveries of commercial loans. The loan loss provision increased $4.7 million year-to-date resulting primarily from growth and increased losses in the loan-by-check portfolio. The loan-by-check risk test loans mentioned in footnote 1 to Table 4 were generated from direct mail solicitations in late 1994 as Signet ran controlled tests to determine the criteria to be used in future loan-by-check solicitations. Signet sold the remaining loan-by-check risk test portfolio for a modest gain in March, 1997. See footnote 1 to Table 4 for more detailed information on the loan-by-check charge-offs.

      The allowance for loan losses at June 30, 1997 was $119.7 million, or 1.89% of period-end loans, compared with the June 30, 1996 allowance of $126.4 million, or 2.14% of loans. The June 30, 1997 allowance for loan losses equated to 5.1 times quarter-end non-performing loans and 3.6 times quarter-end non-performing assets, up from June 30, 1996 when the allowance for loan losses amounted to 3.7 times non-performing loans and 2.3 times non-performing assets. The decline in the level of the allowance reflected the first quarter 1997 sale of the Company's loan-by-check risk test portfolio, in anticipation of which, $17.0 million of the allowance for loan losses was transferred to loans held for sale.

Table 4

Changes in Allowance for Loan Losses
-----------------------------------------------------------------------------------------------------------

                                                                 Three Months Ended
-----------------------------------------------------------------------------------------------------------

                                                         June 30                           March 31
-----------------------------------------------------------------------------------------------------------
(dollars in thousands)                         1997                  1996                  1997
-----------------------------------------------------------------------------------------------------------
Balance at beginning of period                $121,232               $126,433              $136,707
Additions to allowance charged to expense       13,350                 13,794                16,400
Transfer to loans held for sale                                                             (17,010)
Loans charged off:
    Consumer (1)                                15,509                 12,656                15,023
    Commercial                                   1,773                     55                   167
    Real estate-construction                        45                                          914
    Real estate-mortgage (2)                        96                  2,186                 1,737
-----------------------------------------------------------------------------------------------------------
        Total loans charged off                 17,423                 14,897                17,841
Recoveries of loans previously
  charged off:
    Consumer (1)                                 1,202                    440                   961
    Commercial                                     428                    440                 1,910
    Real estate-construction                       188                    132                    71
    Real estate-mortgage (2)                       763                    100                    34
-----------------------------------------------------------------------------------------------------------
        Total recoveries                         2,581                  1,112                 2,976
-----------------------------------------------------------------------------------------------------------
Net loans charged off                           14,842                 13,785                14,865
-----------------------------------------------------------------------------------------------------------
Balance at end of period                      $119,740               $126,442              $121,232
===========================================================================================================

Net loan losses (annualized) as a
  percentage of average loans:
    Consumer                                     2.38%                  2.38%                 2.39%
    Commercial                                   0.17                  (0.05)                (0.22)
    Real estate                                 (0.49)                  0.94                  1.33
-----------------------------------------------------------------------------------------------------------
        Total                                    0.95%                  0.95%                 0.95%
===========================================================================================================

Allowance for loan losses to net
  loans at end of period                                                                      1.95%
===========================================================================================================

(1) Consumer includes loan-by-check as noted below:




Net charge-offs:
    Loan-by-check risk tests               $     (83)            $    6,504            $    2,732
    Other loan-by-check                       13,096                  4,626                10,261
-----------------------------------------------------------------------------------------------------------
    Total loan-by-check net charge-offs    $  13,013              $  11,130             $  12,993
===========================================================================================================

Average loan-by-check:
    Loan-by-check risk tests                                       $136,598             $  55,383
    Other loan-by-check                     $943,641                676,586               912,404
-----------------------------------------------------------------------------------------------------------
    Total loan-by-check                     $943,641               $813,184              $967,787
===========================================================================================================

Net loan losses (annualized) as a
  percentage of average loan-by-check:
    Loan-by-check risk tests                   N/M                   19.05%                19.73%
    Other loan-by-check                        5.55%                  2.73                  4.50
-----------------------------------------------------------------------------------------------------------
    Total loan-by-check                        5.52%                  5.47%                 5.37%
===========================================================================================================



Changes in Allowance for Loan Losses
-----------------------------------------------------------------------------------

                                                      Six Months Ended
                                                   -----------------------
                                                             June 30
                                                        ----------------
(dollars in thousands)                             1997                 1996
----------------------------------------------------------------------------------
Balance at beginning of period                    $136,707             $129,702
Additions to allowance charged to expense           29,750               25,051
Transfer to loans held for sale                    (17,010)
Loans charged off:
    Consumer (1)                                    30,532               23,937
    Commercial                                       1,940                2,936
    Real estate-construction                           959                  839
    Real estate-mortgage (2)                         1,833                2,789
----------------------------------------------------------------------------------
        Total loans charged off                     35,264               30,501
Recoveries of loans previously
  charged off:
    Consumer (1)                                     2,163                  794
    Commercial                                       2,338                  831
    Real estate-construction                           259                  180
    Real estate-mortgage (2)                           797                  385
----------------------------------------------------------------------------------
        Total recoveries                             5,557                2,190
----------------------------------------------------------------------------------
Net loans charged off                               29,707               28,311
----------------------------------------------------------------------------------
Balance at end of period                          $119,740             $126,442
==================================================================================

Net loan losses (annualized) as a
  percentage of average loans:
    Consumer                                         2.38%                2.34%
    Commercial                                      (0.03)                0.14
    Real estate                                      0.49                 0.76
----------------------------------------------------------------------------------
        Total                                        0.95%                1.00%
----------------------------------------------------------------------------------

Allowance for loan losses to net
  loans at end of period                             1.89%                2.14%
==================================================================================

(1) Consumer includes loan-by-check as noted below:

Net charge-offs:
    Loan-by-check risk tests                   $    2,649            $  13,737
    Other loan-by-check                            23,357                7,298
---------------------------------------------------------------------------------
    Total loan-by-check net charge-offs         $  26,006            $  21,035
=================================================================================

Average loan-by-check:
    Loan-by-check risk tests                    $  27,539             $147,561
    Other loan-by-check                           928,109              596,164
---------------------------------------------------------------------------------
    Total loan-by-check                          $955,648             $743,725
=================================================================================

Net loan losses (annualized) as a
  percentage of average loan-by-check:
    Loan-by-check risk tests                        19.24%               18.62%
    Other loan-by-check                              5.03                 2.45
--------------------------------------------------------------------------------
    Total loan-by-check                              5.44%                5.66%
================================================================================

(2) Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.



Non-Interest Income

A significant portion of Signet's revenue is derived from non-interest related sources including service charges on deposit accounts, consumer loan servicing and service charge income, trust and other financial services income and other income. Signet's business strategies continued to emphasize non-interest operating income sources. Table 5 details the various components of non-interest income for the second quarter and first six months of 1997 compared with the same periods in 1996 as well as the first quarter of 1997.

      Non-interest income for the second quarter of 1997 was $60.1 million, down 6% from the second quarter of 1996. Several factors contributed to the decline. Service charges on deposit accounts as well as trust and other financial services income remained relatively level. Consumer loan servicing and service charge income, which totaled $11.8 million, was down 23% from last year's second

Table 5


Non-Interest Income and Expense
----------------------------------------------------------------------------------------------------------------------------------

                                                                 Three Months Ended                      Six Months Ended
                                                               ----------------------                 ----------------------
                                                        June 30                     March 31               June 30
                                                     ------------                 -------------          -----------
(in thousands)                                 1997                 1996                1997        1997                1996
----------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
    Service charges on deposit accounts       $  17,250            $  17,100          $  17,180    $  34,430          $  33,331
    Consumer loan servicing and service
      charge income                              11,756               15,276             12,285       24,041             27,432
    Trust and other financial services
      income                                      9,758               10,108             10,795       20,553             19,713
    Trading profits                               7,060                3,000              6,727       13,787              3,767
    Mortgage servicing and origination            4,283                8,797              4,798        9,081             16,465
    Other service charges and fees                4,749                3,916              4,786        9,535              7,798
    Gain on sale of mortgage loans                  204                2,606              1,677        1,881              4,182
    Gain on sale of mortgage servicing                                 3,073                                              6,499
    Other                                         5,075                 (169)             5,764       10,839              1,944
----------------------------------------------------------------------------------------------------------------------------------
        Non-interest operating income            60,135               63,707             64,012      124,147            121,131
    Securities available for sale gains              10                  164                103          113                756
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest income             $  60,145            $  63,871          $  64,115     $124,260           $121,887
==================================================================================================================================

Non-interest expense:
    Salaries                                  $  47,668            $  52,302          $  47,356    $  95,024           $101,002
    Employee benefits                            10,121               10,466             12,221       22,342             22,867
----------------------------------------------------------------------------------------------------------------------------------
        Total staff expense                      57,789               62,768             59,577      117,366            123,869
    Supplies and equipment                       10,790                9,985             10,718       21,508             19,590
    Occupancy                                     9,104                9,520              8,992       18,096             19,714
    External data processing services             9,090                8,333              8,804       17,894             15,479
    Travel and communications                     5,107                6,706              5,668       10,775             12,626
    Restructuring charge                         58,712                                               58,712
    Public relations, sales and advertising       6,680                4,559              4,662       11,342              9,448
    Professional services                         5,551                3,797              3,846        9,397              7,110
    Credit and collection                           869                1,307                893        1,762              2,654
    FDIC assessment                                 280                  180                189          469                350
    Foreclosed property - net                      (725)                 552                874          149               (268)
    Other                                         8,933               13,804             10,607       19,540             26,554
----------------------------------------------------------------------------------------------------------------------------------
        Total non-interest expense             $172,180             $121,511           $114,830     $287,010           $237,126
==================================================================================================================================



quarter primarily due to $3.8 million of gains associated with sales under existing securitizations. Mortgage servicing and origination income totaled $4.3 million for the second quarter of 1997 compared with $8.8 million in the second quarter of 1996. The 51% decline was a result of a decrease in the volume of mortgage loans originated due to the sale of Signet's residential mortgage loan production offices in December, 1996. The Company retained its mortgage servicing activities. The Company's mortgage servicing portfolio grew to $8.0 billion at June 30, 1997, up from $7.8 billion at March 31, 1997. Other service charges and fees totaled $4.7 million, up 21% versus the second quarter of 1996 primarily from increased ATM fees. Trading profits improved to $7.1 million for the second quarter of 1997, up from $3.0 million in the same period of 1996 due to stronger trends in rate and currency markets. The remaining portion of non-interest operating income, which included venture capital income, earnings on money recovered from the 1995 fraud loss (see notes to consolidated financial statements) and miscellaneous income from other sources, amounted to $5.1 million for the second quarter of 1997, up $5.2 million from the same period of the prior year. During 1996, charge-offs on loans held for sale on behalf of Capital One Bank (the successor to the Company's credit card operations) were charged to this category, resulting in a negative amount.


      Non-interest income decreased $4.0 million, or 6%, in the second quarter of 1997 compared with the first quarter of 1997. During the first quarter, Signet reported $1.5 million higher gains on sales of mortgage loans. Trust and other financial services income dropped $1.0 million from the first quarter. Also, during the first quarter of 1997, Signet recorded a modest gain on the sale of the loan-by-check risk test portfolio.
                                                                        15

Table 6

Average Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Three Months Ended
                                                                                         June 30
                                                                      1997                                                1996
-----------------------------------------------------------------------------------------------------------------------------------

                                                   Average           Income\       Yield\       Average       Income\    Yield\
(dollars in thousands)                             Balance           Expense        Rate        Balance       Expense     Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with other banks   $   128,540        $    1,800         5.54%   $     2,862    $     43       5.94%
   Federal funds and resale agreements              924,454            13,089         5.60        703,429       9,543       5.37
   Trading account securities                       463,529             7,298         6.32        493,912       7,865       6.40
   Loans held for securitization                                                                  300,000       5,992       8.03
   Loans held for sale                               68,813             1,011         5.81        381,530       9,579       9.93
   Securities available for sale                  2,421,327            45,348         7.49      2,379,317      44,315       7.45
      Loans (net of unearned income):
       Consumer                                   2,406,937            65,333        10.89      2,055,518      54,725      10.71
       Commercial                                 3,173,195            62,709         7.93      2,923,535      57,485       7.91
       Real estate-construction                     237,996             5,796         9.63        252,540       6,064       9.50
       Real estate-commercial mortgage              205,993             6,940        13.51        348,219       8,188       9.46
       Real estate-residential mortgage             214,310             4,283         7.99        234,634       4,176       7.12

----------------------------------------------------------------------------------------------------------------------------------
           Total loans                            6,238,431           145,061         9.33      5,814,446     130,638       9.04
----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                             10,245,094          $213,607         8.36%    10,075,496    $207,975       8.30%
----------------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
    Cash and due from banks                         406,387                                       514,523
    Allowance for loan losses                      (120,768)                                     (126,569)
    Premises and equipment (net)                    180,649                                       197,471
    Other assets                                    730,153                                       685,761
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                    $11,441,515                                   $11,346,682
----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
    Interest bearing liabilities:
    Deposits:
       Interest bearing demand                 $  3,110,727         $  27,427         3.54%  $  2,537,684   $  18,209       2.89%
       Savings accounts                             644,260             4,214         2.62        949,193       7,530       3.19
       Savings certificates                       2,198,855            26,316         4.80      2,158,040      25,395       4.73
       Large denomination certificates              182,302             2,622         5.69        126,537       1,731       5.41
       Foreign                                       55,502               774         5.52        179,726       2,415       5.32
---------------------------------------------------------------------------------------------------------------------------------
           Total interest bearing deposits        6,191,646            61,353         3.97      5,951,180      55,280       3.74
   Federal funds and repurchase agreements        2,080,252            24,308         4.62      2,491,809      29,777       4.73
   Long-term borrowings                             374,185             6,004         6.35        250,606       3,796       5.99
----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                8,646,083         $  91,665         4.25%     8,693,595   $  88,853       4.11%
----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
    Demand deposits                               1,614,313                                     1,574,282
    Other liabilities                               244,886                                       231,798
Common stockholders' equity                         936,233                                       847,007
----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity      $11,441,515                                   $11,346,682
==================================================================================================================================
Net interest income/spread                                           $121,942         4.11%                  $119,122       4.19%
----------------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                             8.36%                                 8.30%
Interest expense to average earning assets                                            3.59                                  3.55
----------------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                     4.77%                                  4.75%
==================================================================================================================================

---------------------------------------------------------------------------------------


                                                              March 31
                                                                1997
---------------------------------------------------------------------------------------

                                                 Average       Income\      Yield\
(dollars in thousands)                           Balance       Expense       Rate

---------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with
      other banks                              $    55,596    $    731          5.26%
   Federal funds and resale agreements             812,797      10,953          5.39
   Trading account securities                      450,428       7,080          6.37
   Loans held for securitization
   Loans held for sale                             103,956       1,587          6.11
   Securities available for sale                 2,505,700      46,251          7.38
   Loans (net of unearned income):
      Consumer                                   2,354,234      63,725         10.98
      Commercial                                 3,172,472      62,330          7.97
      Real estate-construction                     236,034       5,565          9.43
      Real estate-commercial mortgage              237,069       5,117          8.75
      Real estate-residential mortgage             289,850       5,590          7.71
---------------------------------------------------------------------------------------
         Total loans                             6,289,659     142,327          9.18
---------------------------------------------------------------------------------------
Total earning assets                            10,218,136    $208,929          8.29%
---------------------------------------------------------------------------------------
Non-rate related assets:
   Cash and due from banks                         403,811
   Allowance for loan losses                      (133,705)
   Premises and equipment (net)                    184,130
   Other assets                                    718,355
---------------------------------------------------------------------------------------
Total assets                                   $11,390,727
---------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Deposits:
      Interest bearing demand                 $  3,020,159   $  26,569          3.57%
      Savings accounts                             650,507       4,215          2.63
      Savings certificates                       2,236,645      25,821          4.68
      Large denomination certificates              202,435       2,851          5.63
      Foreign                                       80,758       1,075          5.32
---------------------------------------------------------------------------------------
         Total interest bearing deposits         6,190,504      60,531          3.97
---------------------------------------------------------------------------------------
   Federal funds and repurchase
     agreements                                  2,076,387      23,599          4.55
   Long-term borrowings                            400,013       5,803          5.80
---------------------------------------------------------------------------------------
Total interest bearing liabilities               8,666,904   $  89,933          4.21%
---------------------------------------------------------------------------------------
Non-interest bearing liabilities:
   Demand deposits                               1,543,353
   Other liabilities                               252,088
Common stockholders' equity                        928,382
---------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                       $11,390,727
=======================================================================================
Net interest income/spread                                    $118,996          4.08%
---------------------------------------------------------------------------------------
Interest income to average earning assets                                       8.29%
Interest expense to average earning assets                                      3.57
---------------------------------------------------------------------------------------
Net yield margin                                                                4.72%
=======================================================================================


---------------------------------------------------------------------------------------------------------------------------------

                                                                                Six Months Ended
                                                                                    June 30
                                                                 1997                                       1996
---------------------------------------------------------------------------------------------------------------------------------

                                                Average        Income\      Yield\           Average       Income\     Yield\
(dollars in thousands)                          Balance        Expense       Rate            Balance       Expense      Rate

---------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
   Interest bearing deposits with
      other banks                         $        92,270      $  2,531          5.46%    $     7,747     $    197         5.03%
   Federal funds and resale agreements            868,934        24,042          5.50         647,413       17,731         5.42
   Trading account securities                     457,014        14,378          6.34         499,976       15,987         6.43
   Loans held for securitization                                                              315,279       13,411         8.55
   Loans held for sale                             86,287         2,598          5.99         385,550       19,665        10.09
   Securities available for sale                2,463,281        91,599          7.44       2,344,324       86,548         7.38
   Loans (net of unearned income):
      Consumer                                  2,380,731       129,058         10.93       1,981,143      107,787        10.94
      Commercial                                3,172,836       125,039          7.95       2,907,962      113,991         7.88
      Real estate-construction                    237,020        11,361          9.53         248,889       12,126         9.64
      Real estate-commercial mortgage             221,446        12,057         10.98         353,104       16,878         9.61
      Real estate-residential mortgage            251,871         9,873          7.84         199,360        7,380         7.40
---------------------------------------------------------------------------------------------------------------------------------
         Total loans                            6,263,904       287,388          9.25       5,690,458      258,162         9.12
---------------------------------------------------------------------------------------------------------------------------------
Total earning assets                           10,231,690      $422,536          8.33%      9,890,747     $411,701         8.37%
---------------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
   Cash and due from banks                        405,106                                     521,782
   Allowance for loan losses                     (127,201)                                   (127,536)
   Premises and equipment (net)                   182,380                                     196,892
   Other assets                                   724,287                                     725,271
---------------------------------------------------------------------------------------------------------------------------------
Total assets                                  $11,416,262                                 $11,207,156
---------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Interest bearing liabilities:
   Deposits:
      Interest bearing demand               $   3,065,693    $   53,996          3.55%   $  2,506,128    $  36,289         2.91%
      Savings accounts                            647,366         8,429          2.63       1,098,800       19,025         3.48
      Savings certificates                      2,217,645        52,137          4.74       2,053,719       47,930         4.69
      Large denomination certificates             192,313         5,473          5.66         118,865        3,256         5.42
      Foreign                                      68,060         1,849          5.40         136,580        3,694         5.35
---------------------------------------------------------------------------------------------------------------------------------
         Total interest bearing deposits        6,191,077       121,884          3.97       5,914,092      110,194         3.75
---------------------------------------------------------------------------------------------------------------------------------
   Federal funds and repurchase
     agreements                                 2,078,330        47,907          4.58       2,348,771       56,097         4.72
   Long-term borrowings                           387,027        11,807          6.07         251,799        7,910         6.21
---------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities              8,656,434   $   181,598          4.23%      8,514,662     $174,201         4.11%
---------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
   Demand deposits                              1,579,029                                   1,624,270
   Other liabilities                              248,470                                     215,026
Common stockholders' equity                       932,329                                     853,198
---------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                      $11,416,262                                $ 11,207,156
=================================================================================================================================
Net interest income/spread                                  $   240,938          4.10%                    $237,500         4.26%
---------------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                        8.33%                                     8.37%
Interest expense to average earning assets                                       3.58                                      3.54
---------------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                 4.75%                                     4.83%
=================================================================================================================================



* Includes the effects of taxable equivalent adjustments using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense.

Non-Interest Expense

Non-interest expense for the second quarter of 1997 totaled $172.2 million, up $50.7 million from the second quarter of 1996 due to the $58.7 million restructuring charge. Excluding the restructuring charge, non-interest expense for the second quarter of 1997 totaled $113.5 million, down $8.0 million, or 7%, from the second quarter of 1996, and down slightly from the first quarter of 1997. The restructuring charge consisted of $24.7 million for severance and other personnel related charges, $10.1 million for facilities, $8.5 million for writing off goodwill and $15.4 million for technology and other expenses. As of June 30, 1997, the remaining liability for restructuring related charges was approximately $38.9 million.

      Staff expense (salaries and employee benefits), the largest component of non-interest expense, totaled $57.8 million in the second quarter of 1997, an 8% decline from the second quarter of 1996. From June 30, 1996 to June 30, 1997, the number of full-time employees declined over 15% as a result of Signet selling its mortgage production offices in December 1996 along with the hiring freeze and elimination of positions implemented with ADVANCE. For the same period, the number of part-time employees declined 11%.

      Certain of the non-interest expense categories reflected costs associated with increased business volume. The $0.8 million increases in supplies and equipment expense as well in external data processing expense were attributable to servicing the expanded consumer loan base. Public relations, sales and advertising expense rose $2.1 million as Signet increased its consumer loan solicitation programs. This strategy was implemented to increase account growth and outstandings and has required significant out-of-pocket expenses to launch large scale but carefully planned national solicitations. The Company's solicitation strategy, which uses extensive testing, is designed to improve the efficiency of the solicitation process, thereby improving opportunities to create value by controlling credit exposure and creating higher probabilities for successful growth. The success of this strategy is evidenced by the growth in the total managed consumer loan portfolio from $1.6 billion at December 31, 1993 to $3.5 billion at June 30, 1997. Since year-end 1996, Signet's managed consumer loan portfolio has grown $106 million. The slower growth rate in 1997 is attributable to the March 1997 sale of the $76 million loan-by-check risk test portfolio. Travel and communications expense declined $1.6 million, or 24% from the second quarter last year. The decrease resulted largely from selling the mortgage origination business in December 1996. Lower operating losses along with the termination of the service level agreement with Capital One and a reduction to non-interest expense for the excess funds recovered from the 1995 fraud loss (see notes to consolidated financial statements), accounted for an improvement in other non-interest expense.

      Excluding the restructuring charge, non-interest expense dropped $1.4 million from the first quarter of 1997 primarily due to lower staff and foreclosed property expenses. The lower staff expenses resulted principally from higher payroll taxes in the first quarter related to incentive payments.

      Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) excluding the restructuring charge and foreclosed property expense was 63% for the second quarter of 1997, an improvement from 66% for the second quarter of 1996 but up slightly from the first quarter.

Income Taxes

Signet recorded a $3.4 million income tax benefit for the quarter and income tax expense of $13.6 million for the six months ended June 30, 1997, compared with expense of $15.5 million and $31. 6 million for the same periods of 1996. The second quarter 1997 tax benefit resulted from the restructuring charge.

Financial Condition

Average earning assets totaled $10.2 billion for the second quarter of 1997, as shown in Table 6--Average Balance Sheet, a 2% increase from the 1996 level for the same quarter. The portfolios experiencing the largest declines were loans held for securitization ($300 million) and loans held for sale ($313 million), while loans, interest bearing deposits with other banks, federal funds sold and resale agreements and securities available for sale increased by $424 million, $126 million, $221 million and $42 million, respectively. The securitization of student loans in December, 1996, reduced the 1997 average and therefore distorts the comparison of on-balance sheet loan balances. Including securitized assets and loans held for securitization, average managed loans grew $424 million, or 6%, from the second quarter of 1996 to the same quarter of 1997. During the 1997 first quarter, the Company sold $165 million of adjustable rate residential mortgage loans and the $76 million portfolio of loan-by-check risk test receivables. Average balances increased from the 1996 second quarter in the consumer and commercial loan categories, while all three of the real estate loan categories - construction, commercial mortgage and residential mortgage average balances declined. Consumer loans averaged $2.4 billion for the second quarter of 1997, a 17% increase from the second quarter of 1996. Refer to the Consumer Loan Growth section for a detailed discussion of this topic.

      Commercial loans averaged $3.2 billion for the second quarter of 1997, a 9% increase from last year, as Signet successfully grew its leasing portfolio and targeted certain specialized industries. Real estate-commercial mortgage loans averaged $206 million, down 41% from the 1996 second quarter. Real estate-commercial mortgage loans decreased partially as a result of the sale of approximately $43 million of these loans in 1996. Real estate-residential mortgage loans fell $20 million, or 9%, from the second quarter 1996 to average

$214 million as Signet sold approximately $27 million of adjustable rate residential mortgage loans in December 1996 and an additional $165 million in the first quarter of 1997. Trading account securities averaged $464 million for the second quarter of 1997, down 6% from the $494 million level for the same period last year. Securities available for sale for the second quarter of 1997 averaged $2.4 billion, an increase of $42 million over the second quarter of 1996 level.

       Interest bearing liabilities averaged $8.6 billion in the second quarter of 1997, down $48 million from the second quarter of 1996. Average deposits totaled $7.8 billion for the second quarter of 1997, up 4% from the second quarter of 1996. Core deposits averaged $7.6 billion for the 1997 second quarter, up 5% from the 1996 second quarter. Savings accounts, which fell $305 million, was the only core deposit category which experienced a decline. Until the end of June, 1996, savings accounts included deposits held on behalf of Capital One Bank as collateral for Capital One's secured card product. Approximately $462 million of the savings deposits were transferred to another financial institution in the first quarter of 1996 and the remaining $237 million were transferred to Capital One at the end of the second quarter of 1996. These transfers caused the majority of the decline in average savings accounts. Interest bearing demand deposits increased $573 million, non-interest bearing demand deposits rose $40 million and savings certificates were up $41 million. Signet is using its direct mail expertise to grow core deposits. At June 30, 1997, a total of approximately $819 million of interest bearing demand deposits had been obtained in that manner. The competition among financial institutions for these deposits and increased consumer awareness have effectively increased the relative cost of and reduced the overall benefits received from these deposits.


Table 7

Managed Consumer Loan Portfolio
---------------------------------------------------------------------------------------------------------------------------------

                                                                            Three Months Ended
---------------------------------------------------------------------------------------------------------------------------------
                                           June 30         March 31         December 31        September 30           June 30
(in thousands)                              1997             1997              1996                1996                1996
---------------------------------------------------------------------------------------------------------------------------------
Average balances:
    Installment loans                      $1,166,105      $1,191,192        $1,172,210           $1,015,639         $1,035,592
    Student loans                             806,282         801,276           829,001              788,904            776,326
    Home equity loans                         203,075         184,960           171,865              147,376            122,649
    Credit card                                64,089          65,754            55,954               48,845             60,792
    Other loans                               167,386         111,052            69,445               60,968             60,159
---------------------------------------------------------------------------------------------------------------------------------
Sub-total average consumer loan portfolio   2,406,937       2,354,234         2,298,475            2,061,732          2,055,518
---------------------------------------------------------------------------------------------------------------------------------
    Consumer loans held for sale                                2,035                                161,860            202,029
    Student loans held for securitization                                       283,696              300,000            300,000
---------------------------------------------------------------------------------------------------------------------------------
Total average on-balance sheet portfolio    2,406,937       2,356,269         2,582,171            2,523,592          2,557,547
    Securitized home equity loans             386,830         400,729           414,176              429,728            451,118
    Securitized student loans                 377,175         389,321            21,412
    Securitized credit card loans             262,057         263,889           269,324              275,000            275,000
---------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans            1,026,062       1,053,939           704,912              704,728            726,118
Less loans to be sold to Capital One                                                                (161,860)          (202,029)
---------------------------------------------------------------------------------------------------------------------------------
Total average managed consumer loan
  portfolio                                $3,432,999      $3,410,208        $3,287,083           $3,066,460         $3,081,636
=================================================================================================================================

Period-end balances:
    Installment loans                      $1,164,452      $1,165,886        $1,212,492           $1,128,607        $   994,243
    Student loans                             813,227         808,222           756,340              820,319            773,196
    Home equity loans                         209,259         193,155           181,879              164,805            135,064
    Credit card                                75,670          65,949            69,287               47,524             49,630
    Other loans                               208,701         141,116            80,560               59,989             64,230
---------------------------------------------------------------------------------------------------------------------------------
Sub-total period-end consumer loan
  portfolio                                 2,471,309       2,374,328         2,300,558            2,221,244          2,016,363
---------------------------------------------------------------------------------------------------------------------------------
    Consumer loans held for sale                                                                                        194,097
    Student loans held for securitization                                                            300,000            300,000
---------------------------------------------------------------------------------------------------------------------------------
Total period-end on-balance sheet
  portfolio                                 2,471,309       2,374,328         2,300,558            2,521,244          2,510,460
    Securitized home equity loans             377,494         393,141           406,776              420,446            438,368
    Securitized student loans                 370,705         384,002           394,691
    Securitized credit card loans             252,777         263,889           263,889              275,000            275,000
---------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans            1,000,976       1,041,032         1,065,356              695,446            713,368
Less loans to be sold to Capital One                                                                                   (194,097)
---------------------------------------------------------------------------------------------------------------------------------
Total period-end managed consumer loan
  portfolio                                $3,472,285      $3,415,360        $3,365,914           $3,216,690         $3,029,731
=================================================================================================================================

Consumer Loan Growth

Consumer loans averaged $2.4 billion for the second quarter of 1997, a 17% increase from the second quarter of 1996. The growth was achieved through a variety of products offered to carefully targeted customer segments. In 1994, Signet expanded its use of information-based strategies which significantly increased growth in the consumer loan portfolio. This technique involved generating a data base of potentially creditworthy customers for particular products and then following up with direct mail solicitations. Much of the growth was in a new product, loan-by-check, whereby customers received a direct-mail solicitation in the form of a check for a specified loan amount. To activate the loan, customers simply endorse and present the check at their local bank. Signet also is beginning to apply information-based strategies to home equity line, closed-end second mortgage, student and small business loans. Solicitations in these areas are in testing stages. These tests are designed to help Signet develop products that are both appealing to customers and economically profitable for the Company. As a result of these solicitations, from June 30, 1996 to June 30, 1997, the installment loan portfolio (primarily loan-by-check) grew $170 million and the closed-end second mortgage loan portfolio was up $154 million. In addition, the student loan portfolio (including securitized loans) increased $111 million. During the first quarter of 1997, the growth in Signet's loan-by-check portfolio was not significant as the $76 million portfolio of loan-by-check risk test receivables was sold. Growth in the second quarter was modest as the Company continues to test a variety of loan-by-check products using different credit criteria. The managed consumer loan portfolio is comprised of consumer loans, consumer loans held for securitization and securitized consumer loans. Securitized consumer loans are not assets of the Company and, therefore, are not shown on the balance sheet. Signet's managed consumer loan portfolio increased by $443 million, or 15%, from June 30, 1996 to June 30, 1997 as indicated in Table 7.


Table 8

Impact of Consumer
Loan Securitizations
--------------------------------------------------------------------------------------------------------------------------------

                                     2nd Qtr              1st Qtr            4th Qtr             3rd Qtr             2nd Qtr
(dollars in thousands)                1997                 1997               1996                1996                1996
--------------------------------------------------------------------------------------------------------------------------------
Statement of Income
Net interest income                  $   120,043       $     117,156       $     116,719       $     118,434      $     117,373
Provision for loan losses                 13,350              16,400              29,800              19,000             13,794
Non-interest income                       60,145              64,115              89,561              68,129             63,871
Non-interest expense                     172,180             114,830             125,337             122,855            121,511
--------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes    $    (5,342)    $        50,041      $       51,143      $       44,708     $       45,939
--------------------------------------------------------------------------------------------------------------------------------
Adjustments for Securitizations
Net interest income                  $    11,986     $        12,401      $       11,862      $       12,206     $       12,484
Provision for loan losses                  3,036               2,828               2,682               3,276              2,322
Non-interest income                       (8,037)             (8,593)            (17,330)             (7,575)           (11,750)
Non-interest expense
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income
(loss) before income taxes           $       913     $           980      $        (8,150)    $        1,355     $       (1,588)
--------------------------------------------------------------------------------------------------------------------------------
Adjustments for Loans To Be Sold
    to Capital One
Net interest income                                                                          $        (2,333)    $       (3,322)
Provision for loan losses
Non-interest income                                                                                    2,333              3,322
Non-interest expense
--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) to income
  (loss) before income taxes
--------------------------------------------------------------------------------------------------------------------------------
Managed Statement of Income
  (adjusted)
Net interest income               $      132,029       $     129,557       $     128,581       $     128,307      $     126,535
Provision for loan losses                 16,386              19,228              32,482              22,276             16,116
Non-interest income                       52,108              55,522              72,231              62,887             55,443
Non-interest expense                     172,180             114,830             125,337             122,855            121,511
----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes $       (4,429)    $        51,021      $       42,993      $       46,063     $       44,351
----------------------------------------------------------------------------------------------------------------------------------
As reported:
    Average earning assets           $10,245,094         $10,218,136         $10,390,925         $10,203,525        $10,075,496
    Return on assets                         N/M                1.18%               1.15%               1.03%              1.08%
    Net yield margin                        4.77%               4.72                4.56                4.70               4.75
On a managed basis:
    Average earning assets           $11,271,156         $11,272,075         $11,095,837         $10,746,393        $10,599,585
    Return on assets                         N/M                1.10%               0.92%               1.01%              1.00%
    Net yield margin                        4.77%               4.73                4.69                4.83               4.87
Yield on managed consumer
   loan portfolio                         10.96%               11.03%               10.87%             10.86%             10.89%
==================================================================================================================================

Table 9

Non-Performing Assets
----------------------------------------------------------------------------------------------------------------------------

                                      June 30       March 31     December 31            September 30              June 30
(dollars in thousands)                 1997           1997          1996                    1996                   1996
----------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
     Commercial                        $17,245        $10,230      $  8,850                 $10,672              $  7,552
     Consumer                            2,836          2,729         2,404                   2,374                 1,694
     Real estate - construction            916          2,577         2,842                   1,206                 9,596
     Real estate - mortgage *            2,552         11,415        14,207                  14,866                15,172
----------------------------------------------------------------------------------------------------------------------------
        Total non-accrual loans         23,549         26,951        28,303                  29,118                34,014
Foreclosed properties                    9,764         13,718        10,497                  14,733                20,850
----------------------------------------------------------------------------------------------------------------------------
        Total non-performing assets    $33,313        $40,669       $38,800                 $43,851               $54,864
============================================================================================================================
Percentage to loans (net of unearned)
    and foreclosed properties             0.52%          0.65%         0.61%                   0.71%                 0.92%
Allowance for loan losses to:
    Non-performing loans                508.47         449.83        483.02                  441.17                371.73
    Non-performing assets               359.44         298.09        352.34                  292.95                230.46
============================================================================================================================
* Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
Real estate-residential mortgage non-accrual loans
were not significant for the periods presented.

Risk Elements

Non-performing assets at June 30, 1997 totaled $33.3 million, or .52 % of loans and foreclosed properties. This compares favorably with $54.9 million, or .92 %, respectively, at June 30, 1996. Overall non-performing real estate assets declined $21.6 million from June 30, 1996 to June 30, 1997, including an $11.1 million decline in foreclosed properties. Foreclosed properties totaled $9.8 million at the end of the second quarter of 1997, and were equal to 29% of total non-performing assets and 74% of non-performing real estate assets. Signet sold $4.9 million of foreclosed properties during the second quarter of 1997.


      Accruing loans past due 90 days or more as to principal or interest payments totaled $68.9 million, $59.6 million and $70.8 million as of June 30, 1997, March 31, 1997 and June 30, 1996, respectively. The details of these past due loans are displayed in Table 10. The past due commercial and real estate loans were in the process of collection and were adequately collateralized. The improvement in loan delinquency totals from the prior year-end is primarily attributable to the sale of the loan-by-check risk test portfolio mentioned earlier. Past due student loans accounted for $28.6 million, or 41%, of all the past due loans. Of the past due student loans, more than 95% were indirectly government guaranteed and do not represent material loss exposure to Signet.


Table 10

Accruing Loans Past Due 90 Days or More
--------------------------------------------------------------------------------------------------------------------------
                                        June 30          March 31           December 31      September 30       June 30
(dollars in thousands)                   1997              1997                1996              1996            1996
--------------------------------------------------------------------------------------------------------------------------
Commercial                               $18,152           $10,164             $  6,334         $  6,969       $  5,308
Consumer:
    Student loans                         28,580            28,705              35,763            45,159         37,374
    Credit card                            1,693             1,917               2,180             1,950          3,396
    Loan-by-check-risk tests                                                     5,890             6,865          7,530
    Loan-by-check other                   12,235            10,803               9,272             8,321          5,666
    Other consumer                         1,352             2,397               2,356             2,320          2,286
--------------------------------------------------------------------------------------------------------------------------
        Total consumer                    43,860            43,822              55,461            64,615         56,252
Mortgage                                   6,743             5,547               7,508             6,083          6,197
Construction                                 169                71               2,181               366          3,005
--------------------------------------------------------------------------------------------------------------------------
        Total                            $68,924           $59,604             $71,484           $78,033        $70,762
==========================================================================================================================

Stockholders' Equity


Stockholders' equity provides a source of permanent funding, allows for future growth and assists the Company in withstanding unforeseen adverse developments. At June 30, 1997, stockholders' equity totaled $936 million, an increase of $74 million, or 9%, from the June 30, 1996 level of $862 million. Since December 31, 1996, stockholders' equity increased $12 million as net income, the issuance of common stock and net unrealized gains on securities available for sale exceeded dividends declared. During the first half of 1997, the change in net unrealized gains and losses on securities available for sale, net of tax, increased equity by a nominal amount. At June 30, 1997, the net unrealized gains, net of tax, related to securities available for sale, totaled $15 million. Dividends declared during the second quarter of 1997 were $12.7 million or $0.21 per common share. At June 30, 1997, Signet's banking subsidiary, Signet Bank, met the criteria established by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for "well capitalized" institutions.

      As detailed in Table 11, the Company's consolidated risk-based capital ratios at June 30, 1997 were 14.36% and 10.99% for Total Capital and Tier I Capital, respectively. Signet's leverage ratio at June 30, 1997 was 7.73%. The Company's total stockholders' equity to assets ratio improved to 7.90% at June 30, 1997 up from 7.48% at June 30, 1996.



Table 11


Selected Capital Data
----------------------------------------------------------------------------------------------------------------

                                                                 June 30                           December 31
----------------------------------------------------------------------------------------------------------------

(dollars in thousands)                                 1997                    1996                   1996
----------------------------------------------------------------------------------------------------------------
Qualifying common stockholders' equity              $   920,894             $   861,171            $   908,982
Less goodwill and other disallowed intangibles          (40,301)                (55,525)               (52,163)
----------------------------------------------------------------------------------------------------------------
     Total Tier I capital                               880,593                 805,646                856,819
Qualifying debt                                         170,000                  63,667                211,667
Qualifying allowance for loan losses                    100,110                  97,863                 99,793
----------------------------------------------------------------------------------------------------------------
    Total Tier II capital                               270,440                 161,530                311,460
----------------------------------------------------------------------------------------------------------------
    Total risked-based capital                       $1,151,033             $   967,176             $1,168,279
================================================================================================================
Total risk-adjusted assets                           $8,015,901              $7,800,477             $7,946,546
================================================================================================================

Ratios:
Tier I capital                                           10.99%                  10.33%                 10.78%
Total risk-based capital                                 14.36                   12.40                  14.70
Tier I leverage                                           7.73                    7.14                   7.43
Tangible Tier I leverage                                  7.03                    6.49                   6.72
Common equity to assets                                   7.90                    7.48                   7.88
Common dividend payout ratio (year-to-date)              82.35                   39.22                  39.32
Book value per share                                $    15.50           $       14.48          $       15.38
================================================================================================================


Interest Rate Sensitivity

Signet's interest rate sensitivity position is managed by the Enterprise Risk Management Committee ("ERMC") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ERMC routinely uses derivatives such as interest rate swaps to manage the Company's interest rate risk. At June 30, 1997, the notional value of the Company's derivative products for the purpose of managing interest rate risk were $1.2 billion of interest rate swaps and $650 million of interest rate floors.

      ERMC, in managing interest rate sensitivity, also uses simulations to measure the impact that market changes and alternative strategies might have on net interest income and other income exposed to changing rates. Current period maturity, repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 0.5% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ERMC operates under a policy designed to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in rate sensitive income over a twelve month period.

Liquidity

Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the first half of 1997 maintained the Company's strong liquidity position. During the first half of 1997, Signet's average loan balances were entirely funded with core deposits. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied on the capital markets for funding. During the second quarter of 1996, Signet Bank established a $2.5 billion Senior and Subordinated Bank Note facility due from 30 days to 30 years from date of issue. A total of $150 million of subordinated bank notes had been issued under the facility at June 30, 1997.

      For the first half of 1997, cash and cash equivalents increased $421 million primarily due to a rise in federal funds sold and securities purchased under resale agreements as well as an increase in interest bearing deposits with other banks which more than offset a decline in cash and due from banks. Cash provided by operations was $13 million for this time period. Cash provided by investing activities amounted to $77 million principally due to sales and maturities of securities available for sale which more than offset an increase in loans. Cash provided by financing activities amounted to $331 million primarily due to an increase in short-term borrowings and deposits.

PART II.           OTHER INFORMATION

Item 1. Legal Proceedings On March 19, 1996, Signet's management discovered that the Company was one of several major financial institutions that were victims of fraudulent commercial loan transactions which occurred prior to 1996. The Company had loan outstandings related to these transactions of approximately $81 million. Federal authorities informed the Company that there had been substantial recoveries of assets related to these transactions. Management recorded a $35 million commercial fraud loss in non-interest expense at December 31, 1995 and recorded the estimated probable recovery amount of $46 million in other assets as a receivable. The receivable represented an amount management believed was likely to be recovered based on facts and circumstances at the time. The amount of the recovery was based on the Company's share of known claims to the total amount held by federal authorities, less associated costs. The recovery amount was subject to change as additional assets were recovered and/or additional claims were asserted.

                         In June 1997, Federal authorities distributed funds to
                the various banks victimized by the fraud. Signet's share represented principal and interest earned on the funds while held by the authorities. A portion of the funds received by Signet remain in dispute with the other financial institutions involved. Signet's share, net of the disputed amount, was applied against the receivable with the resulting excess amount of $3.6 million applied to non-interest income and as a reduction to non-interest expense. The Company will vigorously pursue all other sources of recovery, but currently is unable to determine the probability or amount of additional recoveries.

                         In connection with the fraudulent loan transactions
                referred to above, the Company is involved in proceedings in the United States District Court for the Eastern District of Virginia, and in the United States District Court for the Eastern District of Pennsylvania, in which the relief sought will determine whether the Company has any on-going duties, or liabilities, to any of the financial institutions to which the Company sold interests in the fraudulent loans. The three plaintiff financial institutions are suing for recovery of approximately $130 million in the aggregate, plus unspecified amounts for interest, costs and attorneys' fees. Management plans to vigorously defend all claims made against it in these and any other similar proceedings.

Item 6.         Exhibits and Reports on Form 8-K

                   (a)      Exhibits:

                                    Exhibit 11 - Computation of Earnings Per
                                    Share

                                    Exhibit 27 - Financial Data Schedule (filed electronically)

                   (b)      Reports on Form 8-K:

                                    The Registrant filed a Current Report on
                                    Form 8-K dated June 3, 1997 announcing the results of a comprehensive redesign program that would enable the Registrant to achieve its strategic goal of becoming a national, customer focused, information-based financial services company.

                                    The Registrant filed a Current Report on
                                    Form 8-K dated July 21, 1997 reporting that the Registrant and First Union Corporation signed a definitive merger agreement.




                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SIGNET BANKING CORPORATION
                                                            (Registrant)



Date: August  8, 1997          /s/ Wallace B. Millner III
                              -----------------------------------------
                               Wallace B. Millner III
                               Vice Chairman and Chief Financial Officer
                               (Principal Financial Officer)


Date: August  8, 1997          /s/ W. H. Catlett, Jr.
                               -----------------------------------------
                               W. H. Catlett, Jr.
                               Executive Vice President and Controller
                               (Principal Accounting Officer)

24