Form 10-Q
period 1997-09-30
SIGNET BANKING CORP
filed 1997-11-07
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                          Commission file number 1-6505


                           SIGNET BANKING CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Virginia                                     54-6037910
-------------------------------           --------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)


7 North Eighth Street, Richmond, Virginia                       23219
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code           804 747-2000
                                                             ------------


                                 Not Applicable
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         Yes    X       No
                                             -------       -------

          Common Shares outstanding as of October 31, 1997 - 61,040,633
                                                             ----------



                                                  Index

                               SIGNET BANKING CORPORATION AND SUBSIDIARIES

                                            September 30, 1997
                                                                                                                 Page
                                                                                                                 ----

PART I.           FINANCIAL INFORMATION

                  Item 1.    Financial Statements (unaudited)
                               Consolidated Balance Sheet                                                          3
                               Statement of Consolidated Income                                                    4
                               Statement of Changes in Consolidated Stockholders' Equity                           5
                               Statement of Consolidated Cash Flows                                                6
                               Supplemental Notes to Quarterly Financial Statements                                7


                  Item 2.    Management's Discussion and Analysis of Financial Condition
                               and Results of Operations                                                           12

PART II.          OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                                     27

                  Item 6.    Exhibits and Reports on Form 8-K                                                      27


SIGNATURES                                                                                                         27




PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Signet Banking Corporation and Subsidiaries
Consolidated Balance Sheet
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            September 30               December 31
(in thousands--except per share) (unaudited)                                           1997             1996              1996
----------------------------------------------------------------------------------------------------------------------------------
Assets
Cash and due from banks                                                             $ 461,793         $ 592,307         $ 566,520
Interest bearing deposits with other banks                                              3,776             2,211             3,200
Federal funds sold and securities purchased under resale agreements                   886,791           589,590           777,999
Trading account securities                                                            277,007           478,631           546,372
Loans held for securitization                                                                           300,000
Loans held for sale                                                                    26,381           110,005           102,826
Securities available for sale                                                       2,233,520         2,520,136         2,623,280
Loans:
      Consumer                                                                      2,683,122         2,221,244         2,300,558
      Commercial                                                                    3,405,589         3,325,278         3,451,230
      Real estate-construction                                                        227,000           250,140           244,653
      Real estate-commercial mortgage                                                 181,408           275,995           254,060
      Real estate-residential mortgage                                                240,418           311,169           329,466
----------------------------------------------------------------------------------------------------------------------------------
          Gross loans                                                               6,737,537         6,383,826         6,579,967
          Less:   Unearned income                                                    (215,144)         (211,759)         (225,081)
                     Allowance for loan losses                                       (126,022)         (128,459)         (136,707)
----------------------------------------------------------------------------------------------------------------------------------
          Net loans                                                                 6,396,371         6,043,608         6,218,179
Premises and equipment (net)                                                          171,715           191,402           184,413
Interest receivable                                                                   104,223           101,958           107,504
Due from broker                                                                       138,621
Other assets                                                                          570,967           562,711           590,125
----------------------------------------------------------------------------------------------------------------------------------

          Total assets                                                           $ 11,271,165      $ 11,492,559      $ 11,720,418
----------------------------------------------------------------------------------------------------------------------------------

Liabilities
Non-interest bearing deposits                                                     $ 1,770,689       $ 1,774,901       $ 1,751,238
Interest bearing deposits:
      Interest bearing demand                                                       3,025,041         2,739,923         2,955,576
      Savings accounts                                                                596,080           669,062           651,544
      Savings certificates                                                          2,167,091         2,285,807         2,256,838
      Large denomination certificates                                                 131,413           204,940           228,879
      Foreign                                                                          21,941           159,446            43,267
----------------------------------------------------------------------------------------------------------------------------------
          Total interest bearing deposits                                           5,941,566         6,059,178         6,136,104
----------------------------------------------------------------------------------------------------------------------------------
          Total deposits                                                            7,712,255         7,834,079         7,887,342
Securities sold under repurchase agreements                                         1,399,406         1,356,190         1,467,565
Federal funds purchased                                                               450,630           799,376           495,171
Other short-term borrowings                                                            72,319
Long-term borrowings                                                                  350,004           400,018           400,014
Interest payable                                                                       31,722            31,134            30,507
Due to broker                                                                                                             300,000
Other liabilities                                                                     265,297           182,288           215,704
----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                        10,281,633        10,603,085        10,796,303

Stockholders' Equity
Common stock, $5 par value; authorized 100,000,000 shares, issued and
      outstanding 60,943,669, 59,724,436 and 60,077,489 shares, respectively          304,718           298,622           300,387
Capital surplus, net                                                                  216,258           207,180           209,327
Retained earnings                                                                     434,466           378,204           399,268
Unrealized gains on securities available for sale, net of deferred taxes               34,090             5,468            15,133
----------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                  989,532           889,474           924,115
----------------------------------------------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity                             $ 11,271,165      $ 11,492,559      $ 11,720,418
----------------------------------------------------------------------------------------------------------------------------------
  See notes to consolidated financial statements.

Signet Banking Corporation and Subsidiaries
Statement of Consolidated Income
----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                        Nine Months Ended
                                                                     September 30                             September 30
(in thousands--except per share) (unaudited)                    1997             1996                    1997              1996
----------------------------------------------------------------------------------------------------------------------------------
Interest income:
      Loans, including fees:
          Consumer                                            $ 71,240         $ 55,516              $ 200,298          $ 163,303
          Commercial                                            61,824           59,691                184,173            171,611
          Real estate-construction                               6,061            6,085                 17,417             18,211
          Real estate-commercial mortgage                        4,222            6,036                 15,530             21,896
          Real estate-residential mortgage                       4,715            5,701                 14,588             13,081
----------------------------------------------------------------------------------------------------------------------------------
               Total loans, including fees                     148,062          133,029                432,006            388,102
      Interest bearing deposits with other banks                 2,944              106                  5,475                303
      Federal funds sold and resale agreements                  10,677            8,793                 34,719             26,524
      Trading account securities                                 5,647            8,383                 20,025             24,370
      Loans held for securitization                                               6,005                                    19,416
      Loans held for sale                                          950            8,441                  3,548             28,106
      Securities available for sale                             43,866           46,286                135,170            132,030
----------------------------------------------------------------------------------------------------------------------------------
               Total interest income                           212,146          211,043                630,943            618,851
Interest expense:
      Interest bearing demand                                   27,356           21,230                 81,352             57,519
      Savings accounts                                           4,041            4,607                 12,470             23,632
      Savings certificates                                      27,502           27,227                 79,639             75,157
      Large denomination certificates                            2,001            2,566                  7,474              5,822
      Foreign                                                      510            2,583                  2,359              6,277
----------------------------------------------------------------------------------------------------------------------------------
               Total interest on deposits                       61,410           58,213                183,294            168,407
      Securities sold under repurchase agreements               18,200           19,329                 52,539             50,924
      Federal funds purchased                                    6,107           10,939                 19,675             35,441
      Other short-term borrowings                                  202                                     202
      Long-term borrowings                                       5,944            4,128                 17,751             12,038
----------------------------------------------------------------------------------------------------------------------------------
               Total interest expense                           91,863           92,609                273,461            266,810
----------------------------------------------------------------------------------------------------------------------------------
Net interest income                                            120,283          118,434                357,482            352,041
Provision for loan losses                                       20,250           19,000                 50,000             44,051
----------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses            100,033           99,434                307,482            307,990
Non-interest income:
      Service charges on deposit accounts                       17,000           17,180                 51,430             50,511
      Consumer loan servicing and service charge income         12,177           11,439                 36,218             38,871
      Trust and other financial services income                 10,824           10,308                 31,377             30,021
      Other                                                     31,294           29,831                 76,417             70,486
----------------------------------------------------------------------------------------------------------------------------------
               Non-interest operating income                    71,295           68,758                195,442            189,889
      Securities available for sale gains (losses)               6,909             (629)                 7,022                127
----------------------------------------------------------------------------------------------------------------------------------
               Total non-interest income                        78,204           68,129                202,464            190,016
Non-interest expense:
      Salaries                                                  47,767           54,605                142,791            155,607
      Employee benefits                                         14,546            8,811                 36,888             31,678
      Supplies and equipment                                     9,812           10,036                 31,320             29,626
      Occupancy                                                  8,494            9,045                 26,590             28,759
      External data processing services                          8,802            7,992                 26,696             23,471
      Travel and communications                                  5,180            6,231                 15,955             18,857
      Restructuring charge                                                                              58,712
      Other                                                     19,078           26,135                 61,737             71,983
----------------------------------------------------------------------------------------------------------------------------------
               Total non-interest expense                      113,679          122,855                400,689            359,981
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                      64,558           44,708                109,257            138,025
Applicable income taxes                                         22,393           15,102                 36,016             46,743
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                    $ 42,165         $ 29,606               $ 73,241           $ 91,282
----------------------------------------------------------------------------------------------------------------------------------
Earnings per common share                                       $ 0.68           $ 0.49                 $ 1.19             $ 1.51
Cash dividends declared per share                                 0.21             0.20                   0.63               0.60
Average common shares outstanding                               62,196           60,738                 61,682             60,533

  See notes to consolidated financial statements.

Signet Banking Corporation and Subsidiaries
Statement of Changes in Consolidated Stockholders' Equity

                                                                                                              Unrealized
                                                               Common Stock          Capital      Deferred   Gains/(Losses)
(in thousands) (unaudited)                                 Shares        Amount      Surplus    Compensation on Securities
---------------------------------------------------------------------------------------------------------------------------

Nine Months Ended September 30, 1997
Balance at beginning of period                           60,077,489     $300,387     $212,416      ($3,089)       $15,133
Net income
Issuance of Common Stock                                    860,088        4,301        6,325
Restricted stock awards                                       6,092           30          182         (212)
Amortization of deferred compensation                                                                  636
Cash dividends
Change in net unrealized gains on securities
   available for sale, net of tax of $10,208                                                                       18,957
                                                      ---------------------------------------------------------------------

Balance at end of period                                 60,943,669     $304,718     $218,923      ($2,665)       $34,090
                                                      =====================================================================

Nine Months Ended September 30, 1996
Balance at beginning of period                           59,208,745     $296,044     $200,093                     $45,198
Net income
Issuance of Common Stock                                    515,691        2,578        7,087
Cash dividends
Change in net unrealized gains (losses) on securities
   available for sale, net of tax benefit of $24,553                                                              (39,730)
                                                      ---------------------------------------------------------------------

Balance at end of period                                 59,724,436     $298,622     $207,180                      $5,468
                                                      =====================================================================

                                                                     Total
                                                       Retained   Stockholders'
(in thousands) (unaudited)                             Earnings      Equity
-------------------------------------------------------------------------------

Nine Months Ended September 30, 1997
Balance at beginning of period                           $399,268     $924,115
Net income                                                 73,241       73,241
Issuance of Common Stock                                                10,626
Restricted stock awards
Amortization of deferred compensation                                      636
Cash dividends                                            (38,043)     (38,043)
Change in net unrealized gains on securities
   available for sale, net of tax of $10,208                            18,957
                                                       ------------------------

Balance at end of period                                 $434,466     $989,532
                                                       ========================

Nine Months Ended September 30, 1996
Balance at beginning of period                           $322,614     $863,949
Net income                                                 91,282       91,282
Issuance of Common Stock                                                 9,665
Cash dividends                                            (35,692)     (35,692)
Change in net unrealized gains (losses) on securities
   available for sale, net of tax benefit of $24,553                   (39,730)
                                                       ------------------------

Balance at end of period                                 $378,204     $889,474
                                                       ========================


Signet Banking Corporation and Subsidiaries
Statement of Consolidated Cash Flows
(in thousands) (unaudited)
--------------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended September 30
                                                                                               1997                1996
                                                                                          --------------------------------
Operating Activities
     Net income                                                                               $73,241             $91,282
     Adjustments to reconcile net income to net cash (used)
        provided by operating activities:
          Provision for loan losses                                                            50,000              44,051
          Provision and writedowns on foreclosed property                                         241                 128
          Depreciation and amortization                                                        45,162              30,630
          Securities available for sale gains                                                  (7,022)               (127)
          Other gains, net                                                                    (35,697)            (23,969)
          Decrease in interest receivable                                                       3,281               2,479
          (Increase) decrease in other assets                                                (105,189)            230,833
          Increase in interest payable                                                          1,215              11,674
          Decrease in other liabilities                                                      (260,558)           (166,110)
          Proceeds from securitization of credit card loans                                                        90,000
          Proceeds from sales of loans held for sale                                       18,430,830          24,824,449
          Purchases and originations of loans held for sale                               (18,291,493)        (24,560,869)
          Proceeds from sales of trading account securities                                16,304,394          13,128,429
          Purchases of trading account securities                                         (16,012,892)        (13,116,693)
--------------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                      195,513             586,187

Investing Activities
     Proceeds from sales of securities available for sale                                     123,750           1,275,292
     Proceeds from maturities of securities available for sale                                306,381             284,411
     Purchases of securities available for sale                                                (1,044)         (1,781,933)
     Net increase in loans                                                                   (302,347)           (811,448)
     Recoveries of loans previously charged-off                                                 8,256               3,539
     Purchases of premises and equipment                                                      (11,411)            (18,859)
     Purchases of mortgage servicing rights                                                   (32,158)            (28,874)
     Proceeds from sale of Corporate Trust business                                             9,960
--------------------------------------------------------------------------------------------------------------------------
               Net cash provided (used) by investing activities                               101,387          (1,077,872)

Financing Activities
     Net (decrease) increase in deposits                                                     (175,087)            241,108
     Net (decrease) increase in short-term borrowings                                         (40,381)            251,268
     Proceeds from issuance of long-term debt                                                                     150,000
     Payments on long-term debt                                                               (50,010)             (3,015)
     Net issuance of common stock                                                              11,262               9,665
     Payment of cash dividends                                                                (38,043)            (35,692)
--------------------------------------------------------------------------------------------------------------------------
               Net cash (used) provided by financing activities                              (292,259)            613,334
--------------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                           4,641             121,649
Cash and cash equivalents at beginning of period                                            1,347,719           1,062,459
--------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $1,352,360          $1,184,108
--------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures
     Interest paid                                                                           $272,247            $255,137
     Income taxes paid                                                                         11,372              16,327
     Transfer of loans to foreclosed property                                                   6,607               6,276

--------------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

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

Securities Available for Sale

Securities available for sale are summarized as follows:

                                    September 30, 1997             September  30, 1996           December 31, 1996
                                                    Fair                           Fair                         Fair
                                    Cost            Value          Cost            Value         Cost           Value
                                    ----            -----          ----            -----         ----           -----
U.S. Government and
  agency obligations -
    Mortgage-backed securities   $1,896,855      $1,938,809     $2,022,469      $2,024,226    $2,124,019      $2,135,422
    Other                           123,556         127,047        298,058         301,875       298,175         302,320
States and political subdivisions     9,538           9,699         26,169          26,853        22,244          22,784

Other                               153,969         157,965        170,289         167,182       160,347         162,754
                                 ----------      ----------     ----------      ----------    ----------      ----------
     Total                       $2,183,918      $2,233,520     $2,516,985      $2,520,136    $2,604,785      $2,623,280
                                 ==========      ==========     ==========      ==========    ==========      ==========

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

In February 1997, SFAS No. 128, "Earnings per Share," was issued, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently being

(dollars in thousands) (unaudited)

used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced with "basic" earnings per share which excludes the dilutive effect of stock options. The impact of calculating basic earnings per share is expected to result in a $0.01 per share increase in the primary earnings per share reported for the quarters ended September 30, 1997 and September 30, 1996. The impact of calculating basic earnings per share is expected to result in a $0.02 and a $0.03 per share increase in the primary earnings per share reported for the nine months ended September 30, 1997 and September 30, 1996, respectively. The impact of SFAS No. 128 on the calculation of fully diluted earnings per share for these periods is not expected to be material.

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

                                                                                         Home
                                                                          Credit        Equity       Student
                                                                           Card         Lines         Loans
      ----------------------------------------------------------------- ----------- -------------- ------------
      Nine Months Ended September 30, 1997:
           Initial Amount Securitized
           Initial Gain Recorded
           Gain on Sales of Receivables Under Revolving Structures                    $     1,701
      At September 30, 1997:
           Receivables Outstanding                                        $252,778        362,380     $385,872
           Amount Set Aside to Absorb Credit Losses                                         5,288        5,752
      ----------------------------------------------------------------- ----------- -------------- ------------
      Nine Months Ended September 30, 1996:
           Initial Amount Securitized                                     $ 90,000
           Initial Gain Recorded
           Gain on Sales of Receivables Under Revolving Structures                    $     5,741
      At September 30, 1996:
           Receivables Outstanding                                         275,000        420,447
           Amount Set Aside to Absorb Credit Losses                                         5,288
      At December 31, 1996:
           Receivables Outstanding                                         263,889        406,896     $428,435
           Amount Set Aside to Absorb Credit Losses                                         5,288        6,317
      ----------------------------------------------------------------- ----------- -------------- ------------

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

(dollars in thousands) (unaudited)

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

                                                                         Requiring Cash      1997 Cash
                                                            Total           Outflow           Outflow
                                                        -------------- ------------------- ---------------
Severance and other personnel related costs                $24,723          $24,723            $6,249
Facilities related charges                                  10,079            9,076               395
Technology write-offs and other charges                     15,410           12,389            11,976
Goodwill write-off                                           8,500             -                 -
                                                        -------------- ------------------- ---------------
    Totals                                                 $58,712          $46,188           $18,620
                                                        ============== =================== ===============

As of September 30, 1997, the remaining accrual for restructuring related charges was $26,593.

Merger with First Union Corporation

On July 21, 1997, subsequent to the release of Signet's second quarter 1997 earnings, First Union Corporation ("First Union") announced that Signet and First Union signed a definitive merger agreement which would create the leading banking company in Virginia, based on combined deposits on June 30, 1997, of approximately $20 billion. As of September 30, 1997, Signet had assets of $11 billion and First Union had assets of $144 billion. First Union agreed to exchange 1.10 shares of its common stock for each share of Signet common stock. The merger, which would be accounted for as a pooling of interests, is expected to be consummated by December 31, 1997, pending Signet shareholder approval, regulatory approval and other customary conditions of closing.

Branch Sales

On September 25, 1997, Signet entered into an agreement to sell 7 branches located in Virginia and Maryland to First Virginia Banks, Inc.. Subsequent to September 30, 1997, Signet entered into agreements with Union Bankshares and First-Citizens Bank and Trust Company to sell 22 branches located in Virginia. These sales, which may result in substantial gains, are scheduled to close in the first quarter of 1998. Deposits at these 29 branches totaled approximately $525 million at September 30, 1997.

    Signet Banking Corporation and Subsidiaries                                                           .
    Financial Summary
    --------------------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                        Nine Months Ended
                                                            September 30                             September 30
                                                    --------------------------   Percent     ----------------------------    Percent
    (dollars in thousands--except per share)           1997           1996        Change       1997               1996        Change
    --------------------------------------------------------------------------------------------------------------------------------
    Earnings
       Net interest income (taxable equivalent)     $ 122,104      $ 120,492        1.3%     $ 363,042         $ 357,992        1.4%
       Net interest income                            120,283        118,434        1.6        357,482           352,041        1.5
       Net income                                      42,165         29,606       42.4         73,241            91,282      (19.8)
------------------------------------------------------------------------------------------------------------------------------------
    Per Common Share
       Net income                                      $ 0.68         $ 0.49       38.8         $ 1.19            $ 1.51      (21.2)
       Cash dividends declared                         $ 0.21           0.20        5.0           0.63              0.60        5.0
       Book value                                       16.24          14.89        9.1
       Period-end price                                 54.25          26.75      102.8
    --------------------------------------------------------------------------------------------------------------------------------
    Average Daily Balance
       Assets                                    $ 11,267,425    $11,429,415       (1.4)  $ 11,366,104      $ 11,281,783        0.7
       Earning assets                              10,138,809     10,203,525       (0.6)    10,200,389         9,995,768        2.0
       Loans (net of unearned income)               6,384,226      5,928,045        7.7      6,304,451         5,770,232        9.3
       Managed loan portfolio                       7,371,188      6,932,773        6.3      7,327,197         6,795,270        7.8
       Deposits                                     7,613,275      7,568,833        0.6      7,717,255         7,548,594        2.2
       Core deposits                                7,440,091      7,200,579        3.3      7,486,265         7,255,271        3.2
       Common stockholders' equity                    961,064        863,801       11.3        942,013           856,758       10.0
       Common shares outstanding                   62,195,863     60,738,071        2.4     61,682,288        60,532,872        1.9
------------------------------------------------------------------------------------------------------------------------------------
    Ratios
       Return on average assets                          1.48%          1.03%      43.7           0.86%             1.08%     (20.4)
       Return on average common stockholders'
         equity                                         17.41          13.63       27.7          10.40             14.23      (26.9)
       Net yield margin                                  4.78           4.70        1.7           4.76              4.78       (0.4)
       Allowance for loan losses to:
          Non-performing loans                         515.27         441.17       16.8
          Non-performing assets                        379.04         292.95       29.4
          Net loans                                      1.93           2.08       (7.2)
       Non-performing assets to loans and
         foreclosed properties                           0.51           0.71      (28.2)
       Stockholders' equity to assets                    8.78           7.74       13.4
    -------------------------------------------------------------------------------------
    At Period-end
       Assets                                    $ 11,271,165    $11,492,559       (1.9)
       Earning assets                               9,949,868     10,172,640       (2.2)
       Loans (net of unearned income)               6,522,393      6,172,067        5.7
       Managed loan portfolio                       7,494,739      7,167,513        4.6
       Deposits                                     7,712,255      7,834,079       (1.6)
       Core deposits                                7,558,901      7,469,693        1.2
       Common stockholders' equity                    989,532        889,474       11.2
       Non-performing assets                           33,248         43,851      (24.2)
       Number of common stockholders                   13,545         15,164      (10.7)
       Full-time employees                              3,392          4,201      (19.3)
       Part-time employees                                702            955      (26.5)
    --------------------------------------------------------------------------------------------------------------------------------
    The common stock of Signet Banking Corporation is traded on the New York Stock Exchange under the symbol "SBK".
    *  The second quarter of 1997 included a $58.7 million pre-tax and $37.0 million after-tax restructuring charge.
       See management's discussion for further details.


Table 1
Selected Quarterly Financial Information
---------------------------------------------------------------------------------------------------------------------------------
                                                               3rd Qtr      2nd Qtr       1st Qtr      4th Qtr       3rd Qtr
                                                                1997         1997          1997         1996          1996
---------------------------------------------------------------------------------------------------------------------------------
Summary of Operations
(dollars in thousands--except per share)
Net interest income (taxable equivalent)                      $ 122,104    $ 121,942     $ 118,996    $ 118,992     $ 120,492
Less:  taxable equivalent adjustment                              1,821        1,899         1,840        2,273         2,058
---------------------------------------------------------------------------------------------------------------------------------
Net interest income                                             120,283      120,043       117,156      116,719       118,434
Provision for loan losses                                        20,250       13,350        16,400       29,800        19,000
---------------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses             100,033      106,693       100,756       86,919        99,434
Non-interest income                                              78,204       60,145        64,115       89,561        68,129
Non-interest expense *                                          113,679      172,180       114,830      125,337       122,855
---------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                      64,558       (5,342)       50,041       51,143        44,708
Applicable income taxes (benefit)                                22,393       (3,368)       16,991       17,498        15,102
---------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                              $ 42,165     $ (1,974)     $ 33,050     $ 33,645      $ 29,606
---------------------------------------------------------------------------------------------------------------------------------

Per common share:
    Net income (loss)                                             $0.68       ($0.03)        $0.54        $0.55         $0.49
    Cash dividends declared                                        0.21         0.21          0.21         0.21          0.20
    Book value                                                    16.24        15.50         15.37        15.38         14.89

Average shares outstanding (in thousands)                        62,196       61,566        61,281       61,089        60,738

Selected Average Balances (in millions)
Assets                                                         $ 11,267     $ 11,442      $ 11,391     $ 11,610      $ 11,429
Earning assets                                                   10,139       10,245        10,218       10,391        10,204
Loans (net of unearned income)                                    6,384        6,238         6,290        6,320         5,928
Managed loan portfolio                                            7,371        7,264         7,346        7,309         6,933
Deposits                                                          7,613        7,806         7,734        7,709         7,569
Core deposits                                                     7,440        7,568         7,451        7,337         7,201
Interest bearing liabilities                                      8,454        8,646         8,667        8,867         8,781
Stockholders' equity                                                961          936           928          911           864

Ratios
Return on average assets                                           1.48%         N/M%         1.18%        1.15%         1.03%
Return on average common stockholders' equity                     17.41          N/M         14.44        14.69         13.63
Efficiency ratio (excluding restructuring charge
     and foreclosed property expense)                             58.72        62.72         62.27        62.31         64.92
Net interest spread                                                4.06         4.11          4.08         3.93          4.11
Net yield margin                                                   4.78         4.77          4.72         4.56          4.70
Stockholders' equity to assets                                     8.78         7.90          7.91         7.88          7.74

Credit Quality Data (dollars in thousands)
Non-performing assets                                          $ 33,248     $ 33,313      $ 40,669     $ 38,800      $ 43,851
Accruing loans past due 90 days or more                          77,167       68,924        59,604       71,484        78,033
Net charge-offs                                                  13,968       14,842        14,865       21,552        16,983
Allowance for loan losses to:
   Non-performing loans                                          515.27%      508.47%       449.83%      483.02%       441.17%
   Non-performing assets                                         379.04       359.44        298.09       352.34        292.95
   Net loans                                                       1.93         1.89          1.95         2.15          2.08
Non-performing assets to loans and foreclosed properties           0.51         0.52          0.65         0.61          0.71
Net loan losses to average loans                                   0.88         0.95          0.95         1.36          1.15

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

      On July 21, 1997, First Union  Corporation  ("First Union") announced that
Signet and First Union had signed a definitive merger agreement which would create the leading banking company in Virginia, based on combined deposits on June 30, 1997, of approximately $20 billion. As of September 30, 1997, Signet had assets of $11 billion and First Union had assets of $144 billion. First
Union agreed to exchange 1.10 shares of its common stock for each share of Signet common stock. The merger, which would be accounted for as a pooling of interests, is expected to be consummated by December 31, 1997, pending Signet shareholder approval, regulatory approval and other customary conditions of closing. The merger has received approval from the Federal Reserve Board.

      On June 3, 1997, Signet announced the results of a comprehensive redesign program, named ADVANCE, that would enable it to achieve its strategic goal of becoming a leading national, customer-focused, information-based financial services company with a strong Mid-Atlantic presence. Signet began ADVANCE in October 1996. The objective was to align Signet's infrastructure with its business strategies to better serve customers, enhance revenues, improve efficiency and create superior value for shareholders. Implementation of ADVANCE was expected to add $10 million to revenues and to reduce expenses by $58 million for an annual total benefit of $68 million pre-tax by year-end 1998.
These benefits are net of implementation costs and significant investments in technology. The per share improvement was expected to be $.72 after tax by December 1998, excluding the effect of the branch sales described below.
However, the announced merger with First Union will have a significant impact on the implementation of ADVANCE initiatives, the effect of which cannot be determined at this time. In connection with ADVANCE, Signet recorded a $58.7 million pre-tax restructuring charge in the second quarter of 1997.

      During the second quarter, Signet signed a definitive agreement to sell its Corporate Trust business. The transaction closed in the third quarter, resulting in a $10 million pre-tax gain. During September and October 1997, Signet entered into three separate agreements to sell a total of 29 branches.
These  transactions  are  expected  to  close  in the  first  quarter  of  1998.
Regulatory authorities require divestiture of 4 of these branches in connection with the pending merger with First Union.

      The following discussion of the operating results and financial condition at September 30, 1997 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the nine months ended September 30, 1997 are not necessarily indicative of results to be attained for any other period.

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


      While   forward-looking   statements   are   provided  to  assist  in  the
understanding of the Company's  anticipated  future financial  performance,  the
Company  cautions  readers  not to place undue  reliance on any  forward-looking statements, which speak only as of the date made. Forward-looking statements are subject to  significant  risks and  uncertainties,  many of which are beyond the
Company's control. Although the Company believes that the assumptions underlying its  forward-looking  statements are reasonable,  any of the  assumptions  could prove  to be  inaccurate.  Actual  results  may  differ  materially  from  those contained  in or implied  by such  forward-looking  statements  for a variety of reasons. Factors that might cause such a difference include, but are not limited to: sharp and/or rapid changes in interest rates that could, among other things, impact the  Company's  interest  margins;  significant  changes in the  economic scenario from the currently  anticipated  scenario which could materially change anticipated credit quality, charge-off and delinquency trends and the ability to generate  new loans;  significantly  increased  competition  in the  banking and financial  services  industries;  significant  delays  in or  inability  to grow revenues  and/or  control  expenses to improve the Company's  efficiency  ratio;
changes in the capital  markets  that could affect the ability of the Company to fund itself in a cost-effective  manner; and significant  changes in accounting,
tax,  or  governmental  and  regulatory   practices  or  requirements.   Further
information  about factors  affecting the Company's  business and operations are included in the Company's most recent Form 10-K.

      In addition,  any  forward-looking  statements relating to ADVANCE involve significant  risks and  uncertainties.  Actual results  derived from ADVANCE may
differ   significantly  from  the  results  discussed  in  such  forward-looking statements.  Factors  that could cause such a  difference  include,  but are not limited to:  expected  cost  savings from  ADVANCE  cannot be fully  realized or realized  within the expected  time frame;  income or revenues  from ADVANCE are lower than expected or operating costs are higher;  competitive pressures in the banking and financial services industries increase  significantly,  particularly in connection with nationwide product delivery;  business  disruption related to implementation  of certain ADVANCE programs or  methodologies;  general economic conditions  either  nationally or in states in which the Company seeks to expand its business  opportunities  are weaker than  expected;  or other  unanticipated occurrences  which  could  delay the  implementation  of all or part of ADVANCE, increase  the costs  associated  with the  project  or  decrease  the  financial benefits  of the  project.  The  announced  merger  with First Union will have a significant impact on the implementation of ADVANCE  initiatives,  the effect of which cannot be determined at this time.

      The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Earnings Analysis
Signet reported consolidated net income for the third quarter of 1997 of $42.2 million, or $.68 per share. This compared with $29.6 million, or $.49 per share, of net income in the third quarter of 1996. Net income for the first nine months of 1997 was $73.2 million, or $1.19 per share, compared with $91.3 million, or $1.51 per share, for the same period last year. Excluding the restructuring charge taken in the second quarter, earnings for the nine months would have been $110.3 million, or $1.79 per share. The return on assets ("ROA") and return on common stockholders' equity ("ROE") for the nine months ended September 30, 1997 were 0.86% and 10.40%, respectively. Signet's ROA and ROE for the nine months ended September 30, 1997, adjusting for the restructuring charge, were 1.30% and 15.41%, respectively. This compares with 1.08% and 14.23% for same ratios in 1996. Signet's ROA and ROE for the quarter ended September 30, 1997 were 1.48% and 17.41%, respectively, compared with 1.03% and 13.63% for the comparable ratios for the third quarter last year.

Net Interest Income
Taxable equivalent net interest income, a primary contributor to earnings, totaled $122.1 million for the quarter and $363.0 million for the nine months ended September 30, 1997, up modestly from the same periods of 1996. The net yield margin for the third quarter of 1997 remained firm at 4.78%, a 1 basis point rise from the second quarter of 1997. Table 3 analyzes the change in the net yield margin from the second to the third quarter of 1997.

      The net interest spread of 4.06% for the third quarter of 1997 declined 5 basis points from the previous quarter and from the third quarter of 1996 level of 4.11%. The decline resulted from funding rates rising more rapidly than yields on earning assets. One reason funding rates rose is that Signet was using its direct mail expertise to grow core deposits, some of which offer a relatively high initial interest rate. The overall yield on earning assets for the third quarter of 1997 was 8.37%, up 1 basis point from the 1997 second quarter, while the rate paid for interest bearing liabilities amounted to 4.31%, up 6 basis points from the previous quarter.

      Signet uses various  off-balance  sheet  interest rate  derivatives  as an integral part of its asset and liability management and trading activities.  For
Signet,  variable rate assets  generally  exceed variable rate  liabilities.  To
manage  the  resulting   interest  rate  risk,  Signet  enters  into  derivative
transactions.  Derivative  contracts,  used for  interest  rate risk  management purposes, decreased interest on earning assets by $2.0 million, $1.5 million and


$1.8 million and decreased borrowing costs by $3.0 million, $4.2 million and $3.7 million for the third quarter of 1997, the second quarter of 1997 and the third quarter of 1996, respectively. The overall increase in the net yield margin as a result of these instruments amounted to 4, 10 and 7 basis points for the respective periods. Loan securitizations also have an effect on net interest income and the net yield margin. For a detailed analysis of this effect, refer to the discussion of Consumer Loan Growth elsewhere in this report.

Provision and Allowance for Loan Losses
The provision for loan losses totaled $20.3 million for the third quarter of 1997, up slightly from $19.0 million in the third quarter of 1996. Table 4 provides a summary of activity in the allowance for loan losses along with details of the charge-offs and recoveries by loan category.

      Net charge-offs amounted to $14.0 million in the third quarter of 1997, an improvement  from $17.0 million for the same quarter in the prior year.  For the first nine months of 1997,  net  charge-offs  totaled $43.7  million,  down from
$45.3 million in 1996.  Higher  consumer  loan net  charge-offs  were  partially offset by net recoveries of commercial  loans.  In addition,  there were no real estate-construction  charge  offs in the  current  quarter,  compared  with $3.7 million  charged  off in the third  quarter  of 1996.  The loan  loss  provision
increased  $5.9  million  year-to-date   resulting  primarily  from  growth  and
increased losses in the loan-by-check  portfolio.  The  loan-by-check  risk test loans  mentioned  in  footnote  1 to Table 4 were  generated  from  direct  mail solicitations  in late 1994 as Signet  ran  controlled  tests to  determine  the criteria  to be used in  future  loan-by-check  solicitations.  Signet  sold the remaining  loan-by-check  risk test portfolio for a modest gain in March,  1997.
Refer  to  footnote  1  to  Table  4  for  more  detailed   information  on  the
loan-by-check charge-offs.

      The allowance for loan losses at September 30, 1997 was $126.0 million, or 1.93% of period-end loans, compared with the September 30, 1996 allowance of $128.5 million, or 2.08% of loans. The decline in the level of the allowance reflected the second quarter 1997 sale of the Company's loan-by-check risk test portfolio, in anticipation of which, $17.0 million of the allowance for loan losses was transferred to loans held for sale. The September 30, 1997 allowance for loan losses equated to 5.2 times quarter-end non-performing loans and 3.8 times quarter-end non-performing assets, up from September 30, 1996 when the allowance for loan losses amounted to 4.4 times non-performing loans and 2.9 times non-performing assets.

Non-Interest Income
A significant  portion of Signet's revenue is derived from non-interest  related sources including  service charges on deposit accounts,  consumer loan servicing and service charge income,  trust and other financial  services income and other
income.   Signet's  business  strategies  continued  to  emphasize  non-interest operating income sources. Table 5 details the various components of non-interest income for the third  quarter  and first nine months of 1997  compared  with the same periods in 1996 as well as the second quarter of 1997.

      Non-interest income for the third quarter of 1997 totaled $78.2 million, up 15% from the third quarter of 1996. Several factors contributed to the increase. Service charges on deposit accounts declined slightly. Consumer loan servicing and service charge income, and trust and other financial services income were up 6% and 5%, respectively. Mortgage servicing and origination income totaled $4.1 million for the third quarter of 1997 down from $8.3 million in the third quarter of 1996. The 50% decline was a result of a decrease in the volume of mortgage loans originated due to the sale of Signet's residential mortgage loan production offices in December, 1996. The Company retained its mortgage servicing activities. The Company's mortgage servicing portfolio grew to $8.8 billion at September 30, 1997, up from $7.1 billion at September 30, 1996. Other service charges and fees totaled $5.1 million, up 32% versus the third quarter of 1996 primarily from increased ATM fees. Trading profits improved to $8.4 million for the third quarter of 1997, up from $7.9 million in the same period of 1996. In the 1997 third quarter, Signet recognized a $10.0 million gain from the sale of its Corporate Trust business. Signet also reported
$6.9 million of gains from sales of securities. The remaining portion of non-interest operating income, which included venture capital income, earnings on money recovered from the 1995 fraud loss (see notes to consolidated financial statements) and miscellaneous income from other sources, amounted to $3.8 million for the third quarter of 1997, down $6.0 million from the same period of the prior year.

      Non-interest income increased $18.1 million, or 30%, in the third quarter of 1997 compared with the second quarter of 1997. The increase was caused primarily by two factors. During the third quarter, Signet recorded a gain from the sale of its Corporate Trust business and gains from sales of securities, as mentioned above.



Non-Interest Expense
Non-interest expense for the third quarter of 1997 totaled $113.7 million,  down
$9.2 million, or 7.5%, from the third quarter of 1996, and down $58.5 million from the second quarter of 1997. The decrease from the second quarter was due primarily to the $58.7 million restructuring charge taken in that quarter. The restructuring charge consisted of $24.7 million for severance and other personnel related charges, $10.1 million for facilities, $8.5 million for writing off goodwill and $15.4 million for technology and other expenses. As of September 30, 1997, the remaining liability for restructuring related charges was approximately $26.6 million.

      Staff expense (salaries and employee benefits), the largest component of non-interest expense, totaled $62.3 million in the third quarter of 1997, a 2% decline from the third quarter of 1996. From September 30, 1996 to September 30, 1997, the number of full-time employees declined over 19% as a result of Signet selling its mortgage production offices in December 1996 along with the hiring freeze and elimination of positions implemented with ADVANCE. For the same period, the number of part-time employees declined 26%. Staff expense did not decline as much as the drop in the number of employees due to higher profit sharing and other recurring incentive accruals as Signet achieved certain performance targets.

      Certain of the non-interest expense categories reflected reduced costs related to the pending merger with First Union and Signet selling its mortgage production offices in December 1996. The $.8 million increase in external data processing expense was attributable to servicing an expanded consumer loan base as well as costs associated with computer system changes required to accommodate the Year 2000 processing. Public relations, sales and advertising expense declined $3.4 million as Signet decreased its consumer loan solicitation programs as a result of the pending merger with First Union. Travel and communications expense declined $1.1 million, or 17% from the third quarter last year. The decrease resulted largely from selling the mortgage origination business in December 1996. The FDIC assessment was high in the third quarter of 1996 due to a one-time $1.6 million charge for the Savings Association Insurance
Fund recapitalization. Lower operating losses along with the costs related to moving into a new operations building in the third quarter of 1996, accounted for an improvement in other non-interest expense.

      Excluding  the  restructuring   charge,  total  non-interest  expense  was
basically unchanged from the second quarter of 1997. Higher staff expense due to an increase in  performance-based  compensation  was offset by declines in other categories,  principally public relations,  sales and advertising expense due to the pending merger with First Union.

      Signet's efficiency ratio (the ratio of non-interest expense to taxable equivalent operating income) excluding the restructuring charge and foreclosed property expense improved to 59% for the third quarter of 1997, down from 65% for the third quarter of 1996 and down from 63% from the second quarter.

Income Taxes
Signet recorded a $22.4 million income tax charge for the quarter and income tax expense of $36.0 million for the nine months ended September 30, 1997, compared with expense of $15.1 million and $46.8 million for the same periods of 1996.
Excluding the second quarter restructuring charge, the Company's effective tax rate was approximately 34% for these periods.

Financial Condition
Average  earning  assets totaled $10.1 billion for the third quarter of 1997, as shown in Table  6--Average  Balance Sheet, a slight decrease from the 1996 level for the same quarter.  The  portfolios  experiencing  the largest  declines were loans  held for  securitization  ($300  million),  loans  held  for  sale  ($255 million),  and trading account  securities ($186 million) while loans,  interest bearing  deposits  with other banks and  federal  funds sold  increased  by $456 million,  $199 million,  and $113 million,  respectively.  The securitization of student loans in December, 1996, reduced the 1997 average and therefore distorts the comparison of on-balance sheet loan balances.  Including  securitized assets and loans held for  securitization,  average managed loans grew $438 million, or
6%, from the third quarter of 1996 to the same quarter of 1997.  During the 1997 first  quarter,  the Company sold $165 million of  adjustable  rate  residential mortgage  loans  and  the $76  million  portfolio  of  loan-by-check  risk  test receivables.  Average  balances  increased  from the 1996  third  quarter in the consumer and commercial loan categories, while all three of the real estate loan categories  -construction,  commercial mortgage and residential mortgage average balances declined. Consumer loans averaged $2.6 billion for the third quarter of
1997, a 25% increase from the third quarter of 1996.  Refer to the Consumer Loan
Growth section for a detailed discussion of this topic.

      Commercial loans averaged $3.2 billion for the third quarter of 1997, a 4%
increase from last year, as Signet  successfully  grew its leasing portfolio and targeted certain specialized industries.  Real estate-commercial  mortgage loans
averaged   $190   million,   down  35%  from  the  1996  third   quarter.   Real
estate-commercial  mortgage loans decreased partially as a result of the sale of approximately $43 million of these loans in July, 1996. Real  estate-residential mortgage loans fell $59 million,  or 20%, from the third quarter 1996 to average


$233 million as Signet sold approximately $27 million of adjustable rate residential mortgage loans in December 1996 and an additional $165 million in the first quarter of 1997. Trading account securities averaged $348 million for the third quarter of 1997, down 35% from the $534 million level for the same period last year. Securities available for sale for the third quarter of 1997 averaged $2.4 billion, a decrease of $91 million over the third quarter of 1996 level.

      Interest bearing liabilities averaged $8.5 billion in the third quarter of
1997, down $326 million from the third quarter of 1996. Average deposits totaled
$7.6 billion for the third  quarter of 1997,  up slightly from the third quarter of 1996. Core deposits  averaged $7.4 billion for the 1997 third quarter,  up 3%
from the 1996 third  quarter.  Savings  accounts,  which fell $75  million,  and savings  certificates,  down $101 million, were the only core deposit categories which  experienced a decline.  Interest  bearing demand deposits  increased $409 million, and non-interest  bearing demand deposits rose $6 million.  Signet used its direct mail expertise to grow interest bearing demand deposits. At September
30,  1997, a total of  approximately  $854  million of interest  bearing  demand deposits  had been  obtained in that manner.  The  competition  among  financial
institutions   for  these  deposits  and  increased   consumer   awareness  have
effectively  increased  the  relative  cost of and reduced the overall  benefits received from these deposits.

Consumer Loan Growth
Consumer  loans  averaged  $2.6  billion  for the third  quarter of 1997,  a 25%
increase  from the third  quarter of 1996.  The growth  was  achieved  through a variety of products offered to carefully  targeted customer  segments.  In 1994,
Signet  expanded its use of  information-based  strategies  which  significantly increased  growth  in the  consumer  loan  portfolio.  This  technique  involved generating a data base of  potentially  creditworthy  customers  for  particular products and then  following up with direct mail  solicitations.  As a result of these  solicitations,  from  September  30,  1996 to  September  30,  1997,  the closed-end second mortgage loan portfolio was up $313 million,  the student loan
portfolio   (including   securitized   loans)  increased  $99  million  and  the
installment loan portfolio grew $33 million. The managed consumer loan portfolio is comprised  of consumer  loans,  consumer  loans held for  securitization  and securitized  consumer  loans.  Securitized  consumer loans are not assets of the
Company and,  therefore,  are not shown on the balance sheet.  Signet's  managed consumer loan  portfolio  increased by $439 million,  or 14%, from September 30,
1996 to September 30, 1997 as indicated in Table 7.

Risk Elements
Non-performing assets at September 30, 1997 totaled $33.2 million, or .51% of loans and foreclosed properties. This compares favorably with $43.9 million, or
 .71%, respectively, at September 30, 1996. Overall non-performing real estate assets declined $10.6 million from September 30, 1996 to September 30, 1997, including a $5.9 million decline in foreclosed properties. Foreclosed properties totaled $8.8 million at the end of the third quarter of 1997, and were equal to 26% of total non-performing assets and 66% of non-performing real estate assets.
Signet sold $1.4 million of foreclosed properties during the third quarter of 1997.

      Accruing  loans  past  due 90 days or more  as to  principal  or  interest payments totaled $77.2 million,  $68.9 million and $78.0 million as of September
30, 1997,  June 30, 1997 and  September 30, 1996,  respectively.  The details of these past due loans are displayed in Table 9. The past due  commercial and real
estate   loans  were  in  the  process  of   collection   and  were   adequately
collateralized.  Past due student loans accounted for $28.2 million,  or 37%, of all the past due  loans.  Of the past due  student  loans,  95% were  indirectly government guaranteed and do not represent material loss exposure to Signet.

Stockholders' Equity
Stockholders'  equity provides a source of permanent funding,  allows for future growth and assists the Company in withstanding  unforeseen adverse developments.
At September 30, 1997, stockholders' equity totaled $990 million, an increase of
11% from the September 30, 1996 level of $889 million.  Since December 31, 1996, stockholders' equity increased $65 million as net income, the issuance of common stock  and net  unrealized  gains on  securities  available  for  sale  exceeded dividends  declared.  During  the first nine  months of 1997,  the change in net unrealized  gains  and  losses on  securities  available  for sale,  net of tax, increased  equity by $19 million.  At September  30,  1997,  the net  unrealized gains,  net of tax,  related  to  securities  available  for sale,  totaled  $34 million.  Dividends declared during the third quarter of 1997 were $12.7 million or $0.21 per common share. At September 30, 1997,  Signet's banking  subsidiary,
Signet  Bank,  met the criteria  established  by the Federal  Deposit  Insurance
Corporation   Improvement  Act  of  1991   ("FDICIA")  for  "well   capitalized"
institutions.

      As detailed in Table 10, the Company's consolidated risk-based capital ratios at September 30, 1997 were 14.52% and 11.19% for Total Capital and Tier I
Capital, respectively.  Signet's leverage ratio at September 30, 1997 was 8.19%.
The Company's total stockholders' equity to assets ratio improved to 8.78% at September 30, 1997 up from 7.74% at September 30, 1996.



Interest Rate Sensitivity
Signet's  interest rate  sensitivity  position is managed by the Enterprise Risk
Management Committee ("ERMC") and monitored through the use of simulations on rate sensitive pre-tax income. Interest rate sensitivity is the relationship between changes in market interest rates and changes in rate sensitive income due to the repricing characteristics of assets and liabilities. For example, in periods of rising rates, banking businesses will experience wider spreads as consumer deposit costs lag increases in market interest rates. Improved spreads due to the lag in pricing on consumer deposits will be partially offset to the extent that the funding cost on the investment portfolio increases. ERMC routinely uses derivatives such as interest rate swaps to manage the Company's interest rate risk. At September 30, 1997, the notional value of the Company's derivative products for the purpose of managing interest rate risk were $683 million of interest rate swaps and $600 million of interest rate floors.

      ERMC, in managing interest rate sensitivity, also uses simulations to measure the impact that market changes and alternative strategies might have on net interest income and other income exposed to changing rates. Current period maturity, repricing information and projected balance sheet strategies are used to simulate rate sensitivity. The lag effect of consumer deposit rates, determined through historical analysis and forecasting techniques, is also modeled. These simulations show that an immediate and sustained 100 basis point change in interest rates would have less than a 1.2% impact on rate sensitive income over the next twelve months, reflecting Signet's conservative balance sheet strategy. ERMC operates under a policy designed to limit the impact of a sudden 100 basis point change in interest rates to no more than a 5% change in rate sensitive income over a twelve month period.

Liquidity
Asset liquidity is generally provided by interest bearing deposits with other banks, federal funds sold and securities purchased under agreements to resell, securities available for sale, loans held for sale and trading account securities. Liability liquidity is measured by the Company's ability to obtain deposits and purchased funds at favorable rates and in adequate amounts and by the length of maturities. Since core deposits are the most stable source of liquidity a bank can have because they are government insured, the high level of average core deposits during the second half of 1997 maintained the Company's strong liquidity position. During the first nine months of 1997, Signet's average loan balances were entirely funded with core deposits. Signet's equity base, as noted earlier, also provides a stable source of funding. The parent company has not recently relied on the capital markets for funding. During the third quarter of 1996, Signet Bank established a $2.5 billion Senior and Subordinated Bank Note facility due from 30 days to 30 years from date of issue.
A total of $150 million of subordinated bank notes had been issued under the facility at September 30, 1997.

      For the first nine months of 1997, cash and cash equivalents increased $5 million primarily due to a rise in federal funds sold and securities purchased under resale agreements as well as an increase in interest bearing deposits with other banks which more than offset a decline in cash and due from banks. Cash provided by operations was $196 million for this time period. Cash provided by investing activities amounted to $101 million principally due to sales and maturities of securities available for sale which more than offset an increase in loans. Cash used by financing activities amounted to $292 million primarily due to an decline in short-term borrowings and deposits as well as payments on long-term debt and dividends.


Table 2
Net Interest Income Analysis
-------------------------------------------------------------------------------------------------------------------------------
                                             Third Quarter 1997 Compared                       Third Quarter 1997 Compared
                                               with Third Quarter 1996                           with Second Quarter 1997
                                          -------------------------------------             -----------------------------------

                                           Increase           Change due to *               Increase          Change due to *
Taxable Equivalent Basis (in thousands)   (Decrease)      Rate          Volume             (Decrease)       Rate         Volume
-------------------------------------------------------------------------------------------------------------------------------
Interest income:

   Loans, including fees                   $ 14,931       $ 3,999      $ 10,932            $ 4,702       $ (409)      $ 5,111
   Securities available for sale             (2,555)         (848)       (1,707)            (1,362)        (716)         (646)
   Other earning assets                     (11,510)       (5,192)       (6,318)            (2,980)         117        (3,097)
                                        ---------------------------------------------------------------------------------------

         Total interest income                  866         1,932        (1,066)               360          496          (136)

Interest expense:

   Interest bearing deposits                  3,197         2,797           400                 57        1,198        (1,141)
   Fed funds and repurchase agreements       (5,961)         (566)       (5,395)                (1)          64           (65)
   Other short-term borrowings                  202                         202                202                        202
   Long-term borrowings                       1,816           573         1,243                (60)         303          (363)
                                        ---------------------------------------------------------------------------------------

         Total interest expense                (746)        2,539        (3,285)               198        1,645        (1,447)
                                        ---------------------------------------------------------------------------------------

         Net interest income                $ 1,612       $ 2,283        $ (671)             $ 162        $ 456        $ (294)
                                        ---------------------------------------------------------------------------------------





                                           -------------------------------------------------
                                                 YTD September 30, 1997 Compared
Taxable Equivalent Basis (in thousands)            with YTD September 30, 1996
--------------------------------------------------------------------------------------------

                                              Increase                Change due to *
                                             (Decrease)           Rate               Volume
                                           -------------------------------------------------
Interest income:

   Loans, including fees                     $ 44,157            $ 2,821           $ 41,336
   Securities available for sale                2,496                (82)             2,578
   Other earning assets                       (34,952)            (8,431)           (26,521)
                                           -------------------------------------------------

         Total interest income                 11,701               (193)            11,894

Interest expense:

   Interest bearing deposits                   14,887              5,231              9,656
   Fed funds and repurchase agreements        (14,151)              (825)           (13,326)
   Other short-term borrowings                    202                                   202
   Long-term borrowings                         5,713                104              5,609
                                           -------------------------------------------------

         Total interest expense                 6,651              6,399                252
                                           -------------------------------------------------

         Net interest income                  $ 5,050             $ (618)           $ 5,668
                                           -------------------------------------------------

* The change in interest due to both volume and rates has been allocated in proportion to the relationship  of the absolute  dollar amount of the changes in each.  The changes in income and expense are calculated  independently for each line in the schedule. The totals for the volume and rate columns are not the sum of the individual lines.

Analysis of Change in Net Yield Margin

                                     Second Quarter 1997 Versus Third Quarter 1997
---------------------------------------------------------------------------------------------------

Net Yield Margin for Second Quarter 1997                                                    4.77%

Lower average short-term investments                                                        0.08

Impact of returning loans to accrual status in second quarter                              (0.06)

Decline in derivative income                                                               (0.06)

Higher average and yield on consumer loans                                                  0.04

Other (net)                                                                                 0.01

---------------------------------------------------------------------------------------------------

Net Yield Margin for Third Quarter 1997                                                     4.78%
---------------------------------------------------------------------------------------------------

Table 4
Changes in Allowance for Loan Losses


                                                                        Three Months Ended                     Nine Months Ended
                                                            --------------------------------------------     ---------------------
                                                                      September 30            June 30            September 30
                                                            ------------------------------  ------------     ---------------------
(dollars in thousands)                                          1997               1996         1997           1997        1996
----------------------------------------------------------------------------------------------------------------------------------


Balance at beginning of period                                $119,740          $126,442      $121,232       $136,707    $129,702
Additions to allowance charged to expense                       20,250            19,000        13,350         50,000      44,051
Transfer to loans held for sale                                                                               (17,010)
Loans charged off:
   Consumer (1)                                                 16,418            14,069        15,509         46,950      38,006
   Commercial                                                      198               478         1,773          2,138       3,414
   Real estate-construction                                                        3,654            45            959       4,493
   Real estate-mortgage (2)                                         51               131            96          1,884       2,920
                                                    ------------------------------------------------------------------------------
      Total loans charged off                                   16,667            18,332        17,423         51,931      48,833
Recoveries of loans previously charged off:
   Consumer (1)                                                  1,140               454         1,202          3,303       1,248
   Commercial                                                    1,366               725           428          3,704       1,556
   Real estate-construction                                        191                99           188            450         279
   Real estate-mortgage (2)                                          2                71           763            799         456
                                                    ------------------------------------------------------------------------------
      Total recoveries                                           2,699             1,349         2,581          8,256       3,539
                                                    ------------------------------------------------------------------------------
Net loans charged off                                           13,968            16,983        14,842         43,675      45,294
                                                    ------------------------------------------------------------------------------
Balance at end of period                                      $126,022          $128,459      $119,740        126,022    $128,459
                                                    ==============================================================================

Net loan losses (annualized) as a percentage of average loans:
   Consumer                                                       2.37%             2.64%         2.38%          2.38%       2.44%
   Commercial                                                    (0.15)            (0.03)         0.17          (0.07)       0.08
   Real estate                                                   (0.09)             1.73         (0.49)          0.31        1.10
                                                    ==============================================================================
      Total                                                       0.88%             1.15%         0.95%          0.92%       1.05%
                                                    ==============================================================================

Allowance for loan losses to net loans at end of period                                           1.89%          1.93%       2.08%

----------------------------------------------------------------------------------------------------------------------------------

(1)   Consumer includes loan-by-check as noted below:
      Net charge-offs:
        Loan-by-check risk tests                                 ($331)           $5,546          ($83)        $2,318     $19,283
        Other loan-by-check                                     14,284             7,191        13,096         37,641      14,489
                                                    ------------------------------------------------------------------------------
        Total loan-by-check net charge-offs                    $13,953           $12,737       $13,013        $39,959     $33,772
                                                    ==============================================================================

      Average loan-by-check:
        Loan-by-check risk tests                                                $115,877                      $18,258    $136,922
        Other loan-by-check                                   $969,515           670,594      $943,641        942,062     621,156
                                                    ------------------------------------------------------------------------------
        Total loan-by-check                                   $969,515          $786,471      $943,641       $960,320    $758,078
                                                    ==============================================================================

      Net loan losses (annualized) as a percentage
           of average loan-by-check:
        Loan-by-check risk tests                                   N/M             19.14%          N/M          16.93%      18.78%
        Other loan-by-check                                       5.89%             4.29          5.55           5.33        3.11
                                                    ------------------------------------------------------------------------------
        Total loan-by-check                                       5.76%             6.48%         5.52%          5.55%       5.94%
                                                    ==============================================================================

(2)   Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.
      Real estate-residential mortgage charge-offs and recoveries were not significant for the periods presented.

Table 5
Non-Interest Income and Expense
-----------------------------------------------------------------------------------------------------------------------------------

                                                                       Three Months Ended                     Nine Months Ended
                                                                 September 30              June 30               September 30
(in thousands)                                              1997             1996            1997            1997           1996
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest income:
     Service charges on deposit accounts                 $ 17,000         $ 17,180        $ 17,250        $ 51,430        $ 50,511
     Consumer loan servicing and service charge income     12,177           11,439          11,756          36,218          38,871
     Trust and other financial services income             10,824           10,308           9,758          31,377          30,021
     Trading profits                                        8,350            7,877           7,060          22,137          11,644
     Mortgage servicing and origination                     4,133            8,336           4,283          13,214          24,801
     Other service charges and fees                         5,098            3,874           4,749          14,633          11,672
     Gain (loss) on sale of mortgage loans                    (30)           1,644             204           1,851           5,826
     Gain on sale of mortgage servicing                                                                                      6,499
     Gain on sale of Corporate Trust business               9,960                                            9,960
     Other                                                  3,783            8,100           5,075          14,622          10,044
-----------------------------------------------------------------------------------------------------------------------------------
         Non-interest operating income                     71,295           68,758          60,135         195,442         189,889
     Securities available for sale gains (losses)           6,909             (629)             10           7,022             127
-----------------------------------------------------------------------------------------------------------------------------------
         Total non-interest income                       $ 78,204         $ 68,129        $ 60,145       $ 202,464       $ 190,016
-----------------------------------------------------------------------------------------------------------------------------------

Non-interest expense:
     Salaries                                            $ 47,767         $ 54,605        $ 47,668       $ 142,791       $ 155,607
     Employee benefits                                     14,546            8,811          10,121          36,888          31,678
-----------------------------------------------------------------------------------------------------------------------------------
         Total staff expense                               62,313           63,416          57,789         179,679         187,285
     Supplies and equipment                                 9,812           10,036          10,790          31,320          29,626
     Occupancy                                              8,494            9,045           9,104          26,590          28,759
     External data processing services                      8,802            7,992           9,090          26,696          23,471
     Travel and communications                              5,180            6,231           5,107          15,955          18,857
     Restructuring charge                                                                   58,712          58,712
     Public relations, sales and advertising                2,896            6,304           6,680          14,238          15,752
     Professional services                                  5,109            2,954           5,551          14,506          10,064
     Credit and collection                                    543            1,475             869           2,305           4,129
     FDIC assessment                                          278            1,725             280             747           2,075
     Foreclosed property - net                                111                             (725)            260            (268)
     Other                                                 10,141           13,677           8,933          29,681          40,231
-----------------------------------------------------------------------------------------------------------------------------------
         Total non-interest expense                     $ 113,679        $ 122,855       $ 172,180       $ 400,689       $ 359,981
-----------------------------------------------------------------------------------------------------------------------------------

Table 6
Average Balance Sheet
----------------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
                                                                                         September 30
                                                                                            1997
----------------------------------------------------------------------------------------------------------------------------
                                                                         Average           Income\                Yield\
(dollars in thousands)                                                   Balance           Expense                 Rate
----------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
     Interest bearing deposits with other banks                         $ 207,395          $ 2,944                 5.55%
     Federal funds and resale agreements                                  745,152           10,677                 5.61
     Trading account securities                                           348,279            5,647                 6.43
     Loans held for securitization
     Loans held for sale                                                   67,191              950                 5.53
     Securities available for sale                                      2,386,566           43,986                 7.37
     Loans (net of unearned income):
         Consumer                                                       2,579,952           71,240                10.96
         Commercial                                                     3,155,167           63,254                 7.95
         Real estate-construction                                         226,175            6,068                10.50
         Real estate-commercial mortgage                                  189,724            4,486                 9.38
         Real estate-residential mortgage                                 233,208            4,715                 8.09
----------------------------------------------------------------------------------------------------------------------------
            Total loans                                                 6,384,226          149,763                 9.31
----------------------------------------------------------------------------------------------------------------------------
Total earning assets                                                   10,138,809        $ 213,967                 8.37%
----------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
     Cash and due from banks                                              406,133
     Allowance for loan losses                                           (119,868)
     Premises and equipment (net)                                         175,304
     Other assets                                                         667,047

----------------------------------------------------------------------------------------------------------------------------
Total assets                                                         $ 11,267,425
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
     Deposits:
         Interest bearing demand                                      $ 3,063,602         $ 27,356                 3.54%
         Savings accounts                                                 612,751            4,041                 2.62
         Savings certificates                                           2,187,538           27,502                 4.99
         Large denomination certificates                                  137,148            2,001                 5.71
         Foreign                                                           36,036              510                 5.54
----------------------------------------------------------------------------------------------------------------------------
            Total interest bearing deposits                             6,037,075           61,410                 4.04
     Federal funds and repurchase agreements                            2,054,524           24,307                 4.63
     Other short-term borrowings                                           12,576              202                 6.29
     Long-term borrowings                                                 350,005            5,944                 6.65
----------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                      8,454,180         $ 91,863                 4.31%
----------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits                                                    1,576,200
     Other liabilities                                                    275,981
Common stockholders' equity                                               961,064
----------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                           $ 11,267,425
----------------------------------------------------------------------------------------------------------------------------
Net interest income/spread                                                               $ 122,104                 4.06%
----------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                                                          8.37%
Interest expense to average earning assets                                                                         3.59
----------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                                                   4.78%
----------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                      September 30
                                                                           1996
---------------------------------------------------------------------------------------------------------
                                                        Average           Income\                Yield\
(dollars in thousands)                                  Balance           Expense                 Rate
---------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
     Interest bearing deposits with other banks          $ 8,322            $ 106                  4.98%
     Federal funds and resale agreements                 632,373            8,793                  5.44
     Trading account securities                          534,483            8,383                  6.24
     Loans held for securitization                       300,000            6,005                  7.96
     Loans held for sale                                 322,318            8,441                 10.25
     Securities available for sale                     2,477,984           46,541                  7.51
     Loans (net of unearned income):
         Consumer                                      2,061,732           55,516                 10.71
         Commercial                                    3,031,863           61,080                  8.01
         Real estate-construction                        250,921            6,085                  9.49
         Real estate-commercial mortgage                 291,124            6,450                  8.81
         Real estate-residential mortgage                292,405            5,701                  7.80
---------------------------------------------------------------------------------------------------------
            Total loans                                5,928,045          134,832                  9.05
---------------------------------------------------------------------------------------------------------
Total earning assets                                  10,203,525        $ 213,101                  8.31%
---------------------------------------------------------------------------------------------------------
Non-rate related assets:
     Cash and due from banks                             473,638
     Allowance for loan losses                          (126,539)
     Premises and equipment (net)                        194,211
     Other assets                                        684,580
---------------------------------------------------------------------------------------------------------
Total assets                                        $ 11,429,415
---------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
     Deposits:
         Interest bearing demand                     $ 2,654,412         $ 21,230                  3.18%
         Savings accounts                                687,441            4,607                  2.67
         Savings certificates                          2,288,185           27,227                  4.73
         Large denomination certificates                 180,640            2,566                  5.56
         Foreign                                         187,614            2,583                  5.39
---------------------------------------------------------------------------------------------------------
            Total interest bearing deposits            5,998,292           58,213                  3.86
     Federal funds and repurchase agreements           2,507,844           30,268                  4.72
     Other short-term borrowings
     Long-term borrowings                                274,419            4,128                  5.89
---------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                     8,780,555         $ 92,609                  4.20%
---------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits                                   1,570,541
     Other liabilities                                   214,518
Common stockholders' equity                              863,801
---------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 11,429,415
---------------------------------------------------------------------------------------------------------
Net interest income/spread                                              $ 120,492                  4.11%
---------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                                          8.31%
Interest expense to average earning assets                                                         3.61
---------------------------------------------------------------------------------------------------------
Net yield margin                                                                                   4.70%
---------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            June 30
                                                                              1997
--------------------------------------------------------------------------------------------------------
                                                          Average            Income\            Yield\
(dollars in thousands)                                    Balance            Expense             Rate
--------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
     Interest bearing deposits with other banks          $ 128,540           $ 1,800               5.54%
     Federal funds and resale agreements                   924,454            13,089               5.60
     Trading account securities                            463,529             7,298               6.32
     Loans held for securitization
     Loans held for sale                                    68,813             1,011               5.81
     Securities available for sale                       2,421,327            45,348               7.49
     Loans (net of unearned income):
         Consumer                                        2,406,937            65,333              10.89
         Commercial                                      3,173,195            62,709               7.93
         Real estate-construction                          237,996             5,796               9.63
         Real estate-commercial mortgage                   205,993             6,940              13.51
         Real estate-residential mortgage                  214,310             4,283               7.99
--------------------------------------------------------------------------------------------------------
            Total loans                                  6,238,431           145,061               9.33
--------------------------------------------------------------------------------------------------------
Total earning assets                                    10,245,094         $ 213,607               8.36%
--------------------------------------------------------------------------------------------------------
Non-rate related assets:
     Cash and due from banks                               406,387
     Allowance for loan losses                            (120,768)
     Premises and equipment (net)                          180,649
     Other assets                                          730,153
--------------------------------------------------------------------------------------------------------
Total assets                                          $ 11,441,515
--------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
     Deposits:                                         $ 3,110,727          $ 27,427               3.54%
         Interest bearing demand                           644,260             4,214               2.62
         Savings accounts                                2,198,855            26,316               4.80
         Savings certificates                              182,302             2,622               5.69
         Large denomination certificates                    55,502               774               5.52
         Foreign
--------------------------------------------------------------------------------------------------------
            Total interest bearing deposits              6,191,646            61,353               3.97
     Federal funds and repurchase agreements             2,080,252            24,308               4.62
     Other short-term borrowings
     Long-term borrowings                                  374,185             6,004               6.35
--------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                       8,646,083          $ 91,665               4.25%
--------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits                                     1,614,313
     Other liabilities                                     244,886
Common stockholders' equity                                936,233
--------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity            $ 11,441,515
--------------------------------------------------------------------------------------------------------
Net interest income/spread                                                 $ 121,942               4.11%
--------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                                          8.36%
Interest expense to average earning assets                                                         3.59
--------------------------------------------------------------------------------------------------------
Net yield margin                                                                                   4.77%
--------------------------------------------------------------------------------------------------------

*    Includes the effects of taxable equivalent adjustments using the federal income tax rate and state tax rates, as applicable, reduced by the nondeductible portion of interest expense.

Table 6
Average Balance Sheet
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Nine Months Ended
                                                                                                     September 30
                                                                                                         1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  Average               Income\             Yield\
(dollars in thousands)                                                            Balance               Expense              Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
     Interest bearing deposits with other banks                                  $ 131,067              $ 5,475               5.51%
     Federal funds and resale agreements                                           827,220               34,719               5.53
     Trading account securities                                                    420,371               20,025               6.37
     Loans held for securitization
     Loans held for sale                                                            79,852                3,548               5.86
     Securities available for sale                                               2,437,428              135,585               7.42
     Loans (net of unearned income):
         Consumer                                                                2,447,868              200,298              10.94
         Commercial                                                              3,166,881              188,293               7.95
         Real estate-construction                                                  233,365               17,429               9.85
         Real estate-commercial mortgage                                           210,755               16,543              10.49
         Real estate-residential mortgage                                          245,582               14,588               7.92
-----------------------------------------------------------------------------------------------------------------------------------
            Total loans                                                          6,304,451              437,151               9.27
-----------------------------------------------------------------------------------------------------------------------------------
Total earning assets                                                            10,200,389            $ 636,503               8.34%
-----------------------------------------------------------------------------------------------------------------------------------
Non-rate related assets:
     Cash and due from banks                                                       405,452
     Allowance for loan losses                                                    (124,730)
     Premises and equipment (net)                                                  179,996
     Other assets                                                                  704,997
-----------------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $ 11,366,104
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
     Deposits:
         Interest bearing demand                                               $ 3,064,989             $ 81,352               3.55%
         Savings accounts                                                          635,701               12,470               2.62
         Savings certificates                                                    2,207,499               79,639               4.82
         Large denomination certificates                                           173,722                7,474               5.67
         Foreign                                                                    57,268                2,359               5.43
-----------------------------------------------------------------------------------------------------------------------------------
            Total interest bearing deposits                                      6,139,179              183,294               3.99
     Federal funds and repurchase agreements                                     2,070,307               72,214               4.60
     Other short-term borrowings                                                     4,238                  202               6.29
     Long-term borrowings                                                          374,551               17,751               6.25
-----------------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                                               8,588,275            $ 273,461               4.26%
-----------------------------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits                                                             1,578,076
     Other liabilities                                                             257,740
Common stockholders' equity                                                        942,013
-----------------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $ 11,366,104
-----------------------------------------------------------------------------------------------------------------------------------
Net interest income/spread                                                                            $ 363,042               4.08%
-----------------------------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                                                                     8.34%
Interest expense to average earning assets                                                                                    3.58
-----------------------------------------------------------------------------------------------------------------------------------
Net yield margin                                                                                                              4.76%
-----------------------------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------
                                                                                Nine Months Ended
                                                                                   September 30
                                                                                      1996
-------------------------------------------------------------------------------------------------------------
                                                                Average              Income\           Yield\
(dollars in thousands)                                          Balance              Expense            Rate
-------------------------------------------------------------------------------------------------------------
Assets
Earning assets (tax equivalent basis):*
     Interest bearing deposits with other banks                  $ 7,940               $ 303            5.01%
     Federal funds and resale agreements                         642,363              26,524            5.43
     Trading account securities                                  511,562              24,370            6.36
     Loans held for securitization                               310,149              19,416            8.36
     Loans held for sale                                         364,319              28,106           10.14
     Securities available for sale                             2,389,203             133,089            7.43
     Loans (net of unearned income):
         Consumer                                              2,008,202             163,303           10.86
         Commercial                                            2,949,564             175,071            7.93
         Real estate-construction                                249,571              18,211            9.59
         Real estate-commercial mortgage                         332,293              23,328            9.38
         Real estate-residential mortgage                        230,602              13,081            7.56
-------------------------------------------------------------------------------------------------------------
            Total loans                                        5,770,232             392,994            9.10
-------------------------------------------------------------------------------------------------------------
Total earning assets                                           9,995,768           $ 624,802            8.35%
-------------------------------------------------------------------------------------------------------------
Non-rate related assets:
     Cash and due from banks                                     505,617
     Allowance for loan losses                                  (127,201)
     Premises and equipment (net)                                195,992
     Other assets                                                711,607
-------------------------------------------------------------------------------------------------------------
Total assets                                                $ 11,281,783
-------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Interest bearing liabilities:
     Deposits:
         Interest bearing demand                             $ 2,555,917            $ 57,519            3.01%
         Savings accounts                                        960,679              23,632            3.29
         Savings certificates                                  2,132,445              75,157            4.71
         Large denomination certificates                         139,607               5,822            5.48
         Foreign                                                 153,716               6,277            5.37
-------------------------------------------------------------------------------------------------------------
            Total interest bearing deposits                    5,942,364             168,407            3.79
     Federal funds and repurchase agreements                   2,402,182              86,365            4.72
     Other short-term borrowings
     Long-term borrowings                                        259,394              12,038            6.10
-------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities                             8,603,940           $ 266,810            4.14%
-------------------------------------------------------------------------------------------------------------
Non-interest bearing liabilities:
     Demand deposits                                           1,606,230
     Other liabilities                                           214,855
Common stockholders' equity                                      856,758
-------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                  $ 11,281,783
-------------------------------------------------------------------------------------------------------------
Net interest income/spread                                                         $ 357,992            4.21%
-------------------------------------------------------------------------------------------------------------
Interest income to average earning assets                                                               8.35%
Interest expense to average earning assets                                                              3.57
-------------------------------------------------------------------------------------------------------------
Net yield margin                                                                                        4.78%
-------------------------------------------------------------------------------------------------------------

Table 7
Managed Consumer Loan Portfolio
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Three Months Ended
                                                 ----------------------------------------------------------------------------------
                                                  September 30        June 30          March 31       December 31      September 30
(in thousands)                                        1997              1997             1997             1996             1996
-----------------------------------------------------------------------------------------------------------------------------------
Average balances:
       Installment loans                          $ 1,184,299       $ 1,166,105      $ 1,191,192      $ 1,172,210      $ 1,015,639
       Student loans                                  829,342           806,282          801,276          829,001          788,904
       Home equity loans                              208,438           203,075          184,960          171,865          147,376
       Credit card                                     72,081            64,089           65,754           55,954           48,845
       Other loans                                    285,793           167,386          111,052           69,445           60,968
-----------------------------------------------------------------------------------------------------------------------------------
Sub-total average consumer loan portfolio           2,579,953         2,406,937        2,354,234        2,298,475        2,061,732
-----------------------------------------------------------------------------------------------------------------------------------

       Consumer loans held for sale                                                        2,035                           161,860
       Student loans held for securitization                                                              283,696          300,000
-----------------------------------------------------------------------------------------------------------------------------------
Total average on-balance sheet portfolio            2,579,953         2,406,937        2,356,269        2,582,171        2,523,592
       Securitized home equity loans                  370,807           386,830          400,729          414,176          429,728
       Securitized student loans                      363,378           377,175          389,321           21,412
       Securitized credit card loans                  252,777           262,057          263,889          269,324          275,000
-----------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                      986,962         1,026,062        1,053,939          704,912          704,728
Less loans to be sold to Capital One                                                                                      (161,860)
-----------------------------------------------------------------------------------------------------------------------------------
Total average managed consumer loan portfolio     $ 3,566,915       $ 3,432,999      $ 3,410,208      $ 3,287,083      $ 3,066,460
-----------------------------------------------------------------------------------------------------------------------------------

Period-end balances:
       Installment loans                          $ 1,161,569       $ 1,164,452      $ 1,165,886      $ 1,212,492      $ 1,128,607
       Student loans                                  862,023           813,227          808,222          756,340          820,319
       Home equity loans                              214,270           209,259          193,155          181,879          164,805
       Credit card                                     74,891            75,670           65,949           69,287           47,524
       Other loans                                    370,369           208,701          141,116           80,560           59,989
-----------------------------------------------------------------------------------------------------------------------------------
Sub-total period-end consumer loan portfolio        2,683,122         2,471,309        2,374,328        2,300,558        2,221,244
-----------------------------------------------------------------------------------------------------------------------------------

       Student loans held for securitization                                                                               300,000
-----------------------------------------------------------------------------------------------------------------------------------
Total period-end on-balance sheet portfolio         2,683,122         2,471,309        2,374,328        2,300,558        2,521,244
       Securitized home equity loans                  362,351           377,494          393,141          406,776          420,446
       Securitized student loans                      357,218           370,705          384,002          394,691
       Securitized credit card loans                  252,777           252,777          263,889          263,889          275,000
-----------------------------------------------------------------------------------------------------------------------------------
Total securitized consumer loans                      972,346         1,000,976        1,041,032        1,065,356          695,446
-----------------------------------------------------------------------------------------------------------------------------------
Total period-end managed consumer loan portfolio  $ 3,655,468       $ 3,472,285      $ 3,415,360      $ 3,365,914      $ 3,216,690
-----------------------------------------------------------------------------------------------------------------------------------

Table 8
Non-Performing Assets

                                                     September 30        June 30        March 31       December 31    September 30
(dollars in thousands)                                   1997             1997            1997            1996            1996
--------------------------------------------------------------------------------------------------------------------------------
Non-accrual loans:
     Commercial                                         $17,406         $17,245         $10,230          $8,850         $10,672
     Consumer                                             2,555           2,836           2,729           2,404           2,374
     Real estate - construction                             754             916           2,577           2,842           1,206
     Real estate - mortgage *                             3,743           2,552          11,415          14,207          14,866
                                              ----------------------------------------------------------------------------------
      Total non-accrual loans                            24,458          23,549          26,951          28,303          29,118
Foreclosed properties                                     8,790           9,764          13,718          10,497          14,733
                                              ==================================================================================
      Total non-performing assets                       $33,248         $33,313         $40,669         $38,800         $43,851
                                              ==================================================================================

Percentage to loans (net of unearned)
   and foreclosed properties                               0.51%           0.52%           0.65%           0.61%           0.71%

Allowance for loan losses to:
   Non-performing loans                                  515.27          508.47          449.83          483.02          441.17
   Non-performing assets                                 379.04          359.44          298.09          352.34          292.95

*  Real estate-mortgage includes real estate-commercial mortgage and real estate-residential mortgage.  Real estate-residential mortgage non-accrual loans were not significant for the periods presented.



Table 9
Accruing Loans Past Due 90 Days or More

                                                     September 30        June 30        March 31       December 31    September 30
(dollars in thousands)                                   1997             1997            1997            1996            1996
--------------------------------------------------------------------------------------------------------------------------------

Commercial                                              $21,164         $18,152         $10,164          $6,334          $6,969
Consumer:
   Student loans                                         28,244          28,580          28,705          35,763          45,159
   Credit card                                            2,246           1,693           1,917           2,180           1,950
   Loan-by-check-risk tests                                                                               5,890           6,865
   Loan-by-check-other                                   13,372          12,235          10,803           9,272           8,321
   Other consumer                                         2,282           1,352           2,397           2,356           2,320
                                              ----------------------------------------------------------------------------------
      Total consumer                                     46,144          43,860          43,822          55,461          64,615
Mortgage                                                  9,843           6,743           5,547           7,508           6,083
Construction                                                 16             169              71           2,181             366
                                              ==================================================================================
      Total                                             $77,167         $68,924         $59,604         $71,484         $78,033
                                              ==================================================================================

Table 10
Selected Capital Data
----------------------------------------------------------------------------------------------------------------------------------

                                                                                   September 30                        December 31
(dollars in thousands)                                                      1997                   1996                    1996
----------------------------------------------------------------------------------------------------------------------------------

Qualifying common stockholders' equity                                  $  955,442           $    882,040            $    908,982
Less goodwill and other disallowed intangibles                             (38,789)               (53,844)                (52,163)
                                                                ------------------------------------------------------------------
     Total Tier I capital                                                  916,653                828,196                 856,819

Qualifying debt                                                            170,000                212,667                 211,667
Qualifying allowance for loan losses                                       102,649                 97,208                  99,793
                                                                ------------------------------------------------------------------
     Total Tier II capital                                                 272,649                309,875                 311,460
                                                                ------------------------------------------------------------------
     Total risked-based capital                                         $1,189,302             $1,138,071              $1,168,279
                                                                ==================================================================
Total risk-adjusted assets                                              $8,188,576             $7,745,427              $7,946,546
                                                                ==================================================================


Ratios:
Tier I capital                                                               11.19%                 10.69%                  10.78%
Total risk-based capital                                                     14.52                  14.69                   14.70
Tier I leverage                                                               8.19                   7.33                    7.43
Tangible Tier I leverage                                                      7.34                   6.68                    6.72
Common equity to assets                                                       8.78                   7.74                    7.88
Common dividend payout ratio (year-to-date)                                  52.94                  39.74                   39.32
Book value per share                                                        $16.24                 $14.89                  $15.38

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings (Incorporated by reference to Part II., Item 1 of the Form 10-Q for the quarter ended June 30, 1997).



Item 6.   Exhibits and Reports on Form 8-K

          a)      Exhibits:

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

                             SIGNET BANKING CORPORATION
                                    (Registrant)



Date: November  7, 1997      /s/ Wallace B. Millner III
      -----------------      --------------------------
                             Wallace B. Millner III
                             Vice Chairman and Chief Financial Officer
                             (Principal Financial Officer)


Date: November  7, 1997      /s/ W. H. Catlett, Jr.
      -----------------      ----------------------
                               W. H. Catlett, Jr.
                             Executive Vice President and Controller
                             (Principal Accounting Officer)