Form 10-Q/A
period 1997-09-30
SIGNET BANKING CORP
filed 1997-11-25
CIK 9659

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

This Form 10-Q/A is being filed to amend Part I, Item 1 to include an update of the supplemental notes to quarterly financial statements and to amend Part II,
Item 1 to include an update of the legal proceedings.

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                          Commission file number 1-6505

                           SIGNET BANKING CORPORATION
                           --------------------------
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

                                                    Yes    X       No
                                                       ---------     ---------

          Common Shares outstanding as of October 31, 1997 - 61,040,633
                                                             ----------

                   SIGNET BANKING CORPORATION AND SUBSIDIARIES
                               September 30, 1997



The Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the period ended September 30, 1997 as set forth below:

PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

Supplemental Notes to Quarterly Financial Statements
(dollars in thousands) (unaudited)

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

         In connection with the fraudulent loan transactions referred to above, the Company is involved in proceedings in the United States District Court for the Eastern District of Virginia, in which the relief sought will determine whether the Company has any on-going duties, or liabilities, to any of the financial institutions to which the Company sold interests in the fraudulent loans. The plaintiff financial institutions are suing for recovery of approximately $41 million in the aggregate, plus unspecified amounts for interest, costs and attorneys' fees. On November 6, 1997, summary judgment was rendered by the United States Court for the Eastern District of Virginia in Hitachi Credit America Corp. v. Signet Bank in the amount of approximately $8 million. Signet believes that the ruling is in error and expects to prevail upon its appeal to the United States Court of Appeals for the Fourth Circuit. Signet deems this case to have no material financial impact on the Company and has not charged earnings for it. Management plans to vigorously defend the remaining claim which is scheduled for trial in January 1998.

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

         In connection with the fraudulent loan transactions referred to above, the Company is involved in proceedings in the United States District Court for the Eastern District of Virginia, in which the relief sought will determine whether the Company has any on-going duties, or liabilities, to any of the financial institutions to which the Company sold interests in the fraudulent loans. The plaintiff financial institutions are suing for recovery of approximately $41 million in the aggregate, plus unspecified amounts for interest, costs and attorneys' fees. On November 6, 1997, summary judgment was rendered by the United States Court for the Eastern District of Virginia in Hitachi Credit America Corp. v. Signet Bank in the amount of approximately $8 million. Signet believes that the ruling is in error and expects to prevail upon its appeal to the United States Court of Appeals for the Fourth Circuit. Signet deems this case to have no material financial impact on the Company and has not charged earnings for it. Management plans to vigorously defend the remaining claim which is scheduled for trial in January 1998.

                   SIGNET BANKING CORPORATION AND SUBSIDIARIES
                               September 30, 1997



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      SIGNET BANKING CORPORATION
                                      --------------------------
                                             (Registrant)





Date: November  25, 1997               /s/ W. H. Catlett, Jr.
      ------------------              ----------------------
                                      W. H. Catlett, Jr.
                                      Executive Vice President and Controller
                                      (Principal Accounting Officer)